Form 10QSB
period 2007-06-30
TECHNOLOGY RESOURCES INC
filed 2007-07-27
CIK 1176231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 333-132796

TECHNOLOGY RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

FLORIDA	59-3364116
(State or other jurisdiction of	(I.R.S. Tax. I.D. No.)
incorporation or organization)

3066 Landmark Blvd, No. 1305 Palm Harbor, Florida 34684
(Address of Principal Executive Offices)

727-781-3656
(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    X       No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes             No     X

The number of shares outstanding of each of the issuer’s classes of common equity as of June 30, 2007, are as follows:

Class of Securities	Shares Outstanding

Common Stock, $0.01 par value	1,024,000

Transitional Small Business Disclosure Format (check one): Yes ____         No   X

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Randall N. Drake, C.P.A., P.A.

1981 Promenade Way

Clearwater, Florida 33760

Phone: (727) 536-4863

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Technology Resources, Inc.:

We have reviewed the accompanying balance sheet of Technology Resources, Inc. as of June 30, 2007 and the related statements of operations, and cash flows for the six months ended June 30, 2007 & 2006. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

Randall N. Drake, CPA, PA
Randall N. Drake, CPA, PA

Clearwater, Florida

July 25, 2007

Technology Resources, Inc.

Balance Sheet

As of June 30, 2007

UNAUDITED

2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 12,978.28
Total Current Assets	12,978.28

Fixed Assets:
Furniture and Equipment	19,954.00
Less: Accumulated Depreciation	(19,261.00)
Total Fixed Assets	693.00

Other Assets:
Due From Stockholders	15,556.00
Total Other Assets	15,556.00
TOTAL ASSETS	$ 29,227.28
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	0.00
Provision for Income Taxes	4,978.00
Line-of-Credit-Wachovia Bank (Note C)	34,635.00
39,613.00
TOTAL LIABILITIES	39,613.00
Stockholders' Equity:
Common Stock, $.001 par value, 50,000,000 shares
authorized, 1,024,000 issued and outstanding	1,024.00
Paid-In-Capital	82,000.00
Retained Earnings	(93,409.72)
Total Equity	(10,385.72)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 29,227.28

See accompanying notes and accountant's report.

Technology Resources, Inc.

Statement of Operations

For the Six Months Ended June 30, 2007 and 2006

UNAUDITED

	2007	2006
Net Revenues	$ 59,482.50	$ 500.00
Operating Expenses:
Bank Service Charges	45.00	222.57
Computer repairs	486.28
Depreciation Expense	100.00	307.98
Dues & Subscriptions	100.00	0.00
Interest Expense	1,754.58	1,605.63
Internet Expense	556.03	600.00
Licenses and Permits	0.00	130.65
Miscellaneous expenses	100.00	0.00
Office supplies	1,701.19	195.00
Postage and Delivery	70.31	37.00
Professional Fees	1,241.25	6,405.00
Telephone	551.35	754.69
	6,705.99	10,258.52
Income (Loss) From Operations	52,776.51	(9,758.52)
Interest Income	54.77
Provision for Income Taxes	4,978.00	0.00
Net Income (Loss)	$ 47,853.28	$ (9,758.52)
Earnings per common share:
Net Income (Loss) per share	0.05	(0.01)

See accompanying notes and accountant's report.

Technology Resources, Inc.

Statement of Cash Flows

For the Six Months Ended June 30, 2007 and 2006

UNAUDITED

	2007	2006
OPERATING ACTIVITIES:
Net Income (Loss)	$ 47,853.28	$ (9,758.52)
Adjustments to reconcile Net Income (Loss)
to net cash provided by operations:
Depreciation and Amortization	100.00	307.98
(Increase) Decrease in:
Accounts Receivable	0.00	0.00
Increase (Decrease) in:
Accounts Payable	(3,500.00)	(8,400.00)
Other Current Liabilities	4,978.00	0.00
Payroll Taxes Payable	0.00	(282.00)
	49,431.28	(18,132.54)
INVESTING ACTIVITIES:
Purchase of Fixed Assets	0.00	0.00
	0.00	0.00
FINANCING ACTIVITIES:
Issuance of Common Stock	0.00	21.00
Line of credit	0.00	0.00
Shareholder Loans	(37,470.00)	17,800.00
	(37,470.00)	17,821.00
NET CASH INCREASE (DECREASE) FOR THE YEAR	11,961.28	(311.54)
BEGINNING CASH	1,017.00	369.42
ENDING CASH	$ 12,978.28	$ 57.88

See accompanying notes and accountant's report.

Technology Resources, Inc.

Notes to Financial Statements

June 30, 2007 and 2006

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated March 1, 1996 in the State of Florida.  The Company is in the business of providing placement services in the field of technical and executive personnel.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term securities with a maturity of three months or less to be cash equivalents.

Fixed Assets

Property and equipment are stated at cost.  Depreciation is computed using accelerated methods over the estimated useful lives of the assets.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the corporation to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company generates revenue by providing placement services in the field of technical and executive personnel.  Permanent employment staffing and staff augmentation is another avenue of revenue. The Company provides these services and bills for them when a candidate is placed.  The Company recognizes its revenue when a candidate is placed and its customers are billed. At that point in time the price has been determined and collectibility is reasonably assured. The Company has developed relationships with other companies within the industry with whom the Company works on a fee-splitting basis. When fee splitting occurs it is done equally between the two companies. Revenues are being reported net of any fee-splitting arrangements.

Major Customers

Historically, the Company has been reliant on three major customers to provide seventy five percent of its revenue.

Shareholder Loans

Shareholder loans consist of amounts advanced from the Company.  These amounts are non-interest bearing and payable on demand subsequent to January 1, 2008.

NOTE C – LINE-OF-CREDIT

The company maintains a $35,000.00 renewable line-of-credit with Wachovia Bank. The line-of-credit is secured by the personal guarantee of the company shareholders. Interest is payable monthly at a rate of 11.50% per annum. The total unused credit line available at June 30, 2007 is 635 and 2006 is $938.

Technology Resources, Inc.

Notes to Financial Statements

June 30, 2007 and 2006

NOTE D - INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes, if and when applicable, related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting.  Any deferred taxes would represent the future tax return consequences of those differences, which will either be taxable when the assets and liabilities are recovered or settled. During the year ended December 31, 2006, the Corporation utilized net operating loss carryforward in the amount of $20,485) at December 31, 2005 the net operating loss carry forward was  $22,507.

NOTE E – EARNINGS PER COMMON SHARE

Earnings (Loss) per common share of $.05 were calculated based on a net income (loss) numerator of $47,853 divided by a denominator of 1,000,024, the weighted average shares of outstanding common stock for the period ended June 30, 2007.

NOTE F – STOCK ISSUANCE

On December 28, 2005 the Company’s Board of Directors authorized the sale of some stock in the company. This sale includes the sale of up to one share of common stock at $1.00 per share up to a maximum of 60 family and close friends of the officers and directors of the company. The offering will remain open for a period of up to 180 days. The officers and directors shall sell the shares and shall not use any public means of publication, the internet, prospectus, business plan or other electronic means to sell said shares. There have been no shares issued during the six-month period ended June 30, 2007.  During the six-month period ended June 30, 2006 21 shares were issued.

NOTE F – SEC REGISTRATION AND TRADING SYMBOL ASSIGNMENT

Pursuant to a registration statement filing with the Securities and Exchange Commission, Technology Resources, Inc. shares became registered with the Securities and Exchange Commission effective May 3, 2007.   On July 17, 2007 Technology Resources, Inc. received their trading letter and was assigned a trading symbol, TGYR.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this Report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to "TRI" "we," "us," or "our" and the "Company" are references to the business of Technology Resources, Inc.

Use of Generally Accepted Accounting Principals (“GAAP”)  Financial Measures

We use GAAP financial measures in the section of this quarterly report captioned "Management’s Discussion and Analysis or Plan of Operation" (“MD&A”). All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.

Overview

This subsection of MD&A provides an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered.

General

We provide employee placement services nationally and internationally with our immediate market in the Tampa Bay region. In conjunction with our current Tampa Bay operation, we have developed a website presence to allow us to be competitive nationally. Our website address is www.technologyresourcesinc.com. Permanent employment staffing, technical and functional, is our emphasis, however, temporary staff augmentation provides ancillary revenue. Accordingly, we have developed a range of services to offer in the consulting industry. These include a full range of business services typically found in small to large executive placement firms such as interviewing candidates, performing reference checks, and developing candidate interviewing techniques. We believe the development of these services allows us to deliver the right candidate for the right position to companies in business today.

We were incorporated in Florida on March 1, 1996, as Integrated Marketing Technology, Inc. Our name was changed to Technology Resources, Inc., on January 1, 1997.

Sources of Revenue

Our source of revenue is the placement of a candidate in a permanent or temporary position.  We do this on our own or on a fee-splitting basis with another placement agency.  While the basic method of operation has remained constant in our business and the personnel placement business in general, we have refined our operation to provide more detailed services required by our clients. We believe that it is our personal attention to clients’ needs that has allowed us to penetrate the technology market. We further believe that it is this refinement that will allow us to expand our operations successfully based on concentrated efforts at specializing in technology positions and the candidates needed for them.

Over the last three (3) years we have developed relationships with our companies and individuals in the industry with whom we work on a fee-splitting basis. All of our fee-splitting agreements are in writing and have been submitted as exhibits to our effective registration statement. Our normal fee for placement of a candidate is twenty percent (20%) of the candidate’s first year’s salary. When we split a fee, it is split equally between the two companies, that is, between TRI and one of the several other companies with whom it has this agreement. Ideally, we would provide the candidate for a position being offered by our client company.  However, when we work on a fee-splitting project, we provide either the client company (with the open position) and our fee-splitting partner provides the candidate, or we provide the candidate for a position at a client of our fee-splitting partner.  The other party to a fee-split search provides the complementary services not provided by the other. This is somewhat analogous to the sale of real estate.  A real estate agent’s ideal situation would be to find a buyer for the house for which she is the listing agent.  She would then earn the entire commission.  More often than not, however, one agent represents the buyer and another agent represents the seller.  Under these circumstances, the agents split the commission equally.

We have such a fee-splitting agreement in writing with Maki & Company. This is a company owned by one of our Directors, Mr. Lou Maki.

Economic and Industry Wide Factors Relevant to our Company

We do not foresee any particular economic or industry factors that may have an immediate economic impact on our business.  Unemployment is low and the demand for skilled personnel of the type we place is steady to strong.  There has been a shift in the last three (3) years to have some skilled positions transferred overseas, however this has not had an impact on our business due to the stable relationships we enjoy with our client companies.

Opportunity for Growth

Our objective is to be a leading provider of skilled personnel in hi-tech industries.  Three key elements of our strategy are as follows:

•

Our Mission is to Become a "National Recruiting Leader in Hi-Tech Personnel"

Based on our track record and reputation with our current clients, management sees significant opportunities to grow revenues from existing clients:  (1) by capitalizing on our first-entry advantage and the relatively high cost of switching to other vendors and (2) through winning follow-on contracts for subsequent placements of project personnel.

•

Lead Industry Change Through More Fee-Splitting To Accelerate Profitable Growth

We plan to establish fee-splitting arrangements with existing placement agencies in the technology industry. In the short term, we plan to acquire agreements with companies with relatively high market share within major cities. In this way, we expect to capitalize on the benefits of synergy to accelerate our growth and expand our geographic reach while consolidating our leadership in our core business area.

•

Alternative Business Strategy

Since our Registration Statement has been declared effective, the Company has actively been seeking capital from Investment Banks and Private and Venture Capitalists.  As of the date of the filing of this report, the Company has not been able to secure additional capital on terms favorable to the Company and its stockholders.  The Board of Directors has determined that it must consider alternative methods of maintaining and increasing company revenues as well as shareholder value.  The Board of Directors has determined that strategic alliances, joint ventures, roll-ups, or acquisitions should be considered as a part of a prudent business plan for the future.  The Company will consider these latter approaches only after all efforts at seeking capital are exhausted.  The Board of Directors believes they are responsible for maintaining the Company operations as well as increasing shareholder value and will use an alternative method as described above when and if necessary.

Material Risks, Trends and Uncertainties Affecting our Business

The revenue growth and profitability of our business depend on the overall market demand for hardware, software and other hi-tech personnel.  Our services in the public sector are considerably mature.  However, if we fail to quickly expand our market share in the public sector, our financial status could be adversely affected.

We rely on non-disclosure agreements and other confidentiality procedures and contractual provisions to protect our business model.  Nonetheless, it may be possible for unauthorized third parties to copy or reverse engineer our business model or otherwise obtain and use information that we regard as proprietary.  Further, third parties could challenge the scope or enforceability of our proprietary claim to our business model.

Operating Results for Six Months Ended June 30, 2007 Compared To June 30, 2006 (Unaudited)

The following tables set forth key components of our results of operations for the periods indicated, in dollars and key components of our revenue for the periods indicated in dollars.

Technology Resources, Inc.

Statement of Operations

For the Six Months Ended June 30, 2007 and 2006

UNAUDITED

	2007	2006
Net Revenues	$ 59,482.50	$ 500.00
Operating Expenses:
Bank Service Charges	45.00	222.57
Computer repairs	486.28
Depreciation Expense	100.00	307.98
Dues & Subscriptions	100.00	0.00
Interest Expense	1,754.58	1,605.63
Internet Expense	556.03	600.00
Licenses and Permits	0.00	130.65
Miscellaneous expenses	100.00	0.00
Office supplies	1,701.19	195.00
Postage and Delivery	70.31	37.00
Professional Fees	1,241.25	6,405.00
Telephone	551.35	754.69
	6,705.99	10,258.52
Income (Loss) From Operations	52,776.51	(9,758.52)
Interest Income	54.77
Provision for Income Taxes	4,978.00	0.00
Net Income (Loss)	$ 47,853.28	$ (9,758.52)
Earnings per common share:
Net Income (Loss) per share	0.05	(0.01)

Revenues. For the six months ended June 30, 2007, revenues were $59,482.50, compared to $500.00 for the six months ended June 30, 2006. The significant increase in revenues of $49,982.50 is largely due to the Company’s successful procurement of requests to locate personnel with higher value in the second quarter of 2007.

Expenses. Cost of Revenues decreased to $6,705.99 for the six months ended June 30, 2007 from $10,258.52 for the six months June 30, 2006. The decrease in cost of revenues of $3,552.53, is largely due to our company-wide tighter control on expenditures during the period. As a percentage of revenues, our cost of revenue was 11% for the six months ended June 30, 2007. During the second quarter of 2007, our Company acquired requests for higher value placements. The cost for such placements is higher in value with no more costs, and therefore, leads to a decrease in the Cost of Revenues.

Income before Taxes. Income before taxes for the six months ended June 30, 2007 was $52,831.28.  Income before taxes as a percentage of revenues was 89% for the six months ended June 30, 2007. The decrease is due to the lower costs for our projects and the higher-value requests for personnel that we received.

Provision for Income Taxes.  Provision for income taxes was $4,978.00 for the six months ended June 30, 2007.

Net Income. For the six months ended June 30, 2007 and 2006, our gross profit was $47,853.28 and ($9,758.52) respectively, an increase of $57,611.80. Gross profit as a percentage of revenues was 89% for the six months ended June 30, 2007. This  increase in gross profit is due to the lower costs for our projects as well as our increase in revenues.

Liquidity and Capital Resources

As of June 30, 2007, we had cash and cash equivalents of $12,978.88.

We believe that our currently available working capital, and the continued reduction in loans due from shareholders, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Cash Flow for Three Months ended June 30, 2007 compared to June 30, 2006 (Unaudited)

The following table provides the statements of net cash flows for the periods presented in this filing:

Technology Resources, Inc.

Statement of Cash Flows

For the Six Months Ended June 30, 2007 and 2006

UNAUDITED

	2007	2006
OPERATING ACTIVITIES:
Net Income (Loss)	$ 47,853.28	$ (9,758.52)
Adjustments to reconcile Net Income (Loss)
to net cash provided by operations:
Depreciation and Amortization	100.00	307.98
(Increase) Decrease in:
Accounts Receivable	0.00	0.00
Increase (Decrease) in:
Accounts Payable	(3,500.00)	(8,400.00)
Other Current Liabilities	4,978.00	0.00
Payroll Taxes Payable	0.00	(282.00)
	49,431.28	(18,132.54)
INVESTING ACTIVITIES:
Purchase of Fixed Assets	0.00	0.00
	0.00	0.00
FINANCING ACTIVITIES:
Issuance of Common Stock	0.00	21.00
Line of credit	0.00	0.00
Shareholder Loans	(37,470.00)	17,800.00
	(37,470.00)	17,821.00
NET CASH INCREASE (DECREASE) FOR THE YEAR	11,961.28	(311.54)
BEGINNING CASH	1,017.00	369.42
ENDING CASH	$ 12,978.28	$ 57.88

Operating Activities.  For the periods ended June 30, 2007 and 2006, our operating activities provided $49,431.28 and used ($18,132.54), respectively. Cash provided in the period ended June 30, 2007 was mainly due to the increase in Net Income and in the same period in 2006 our net loss and accounts payable were the primary cause of our negative position at June 30, 2006.

Investing Activities.  For the periods ended June 30, 2007 and 2006, we had no investing activities.

Financing Activities. Net cash used by financing activities in the period ended June 30, 2007 was ($37,470.00) and net cash provided by financing activities in the period ended June 30, 2006 was $17,821.00.

Seasonality of our Sales

Our operating results and operating cash flows historically have not been subject to seasonal variations. We do not anticipate a change in the patterns due to seasonality at this time.

Inflation

Inflation does not materially affect our business or the results of our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3.  CONTROLS AND PROCEDURES

An evaluation was carried out, under the supervision and with the participation of our management, including William Lee, our President, Chief Executive Officer, and Lou Maki our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-QSB.   Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.  Based on that evaluation, Mr. Lee and Mr. Maki concluded that, as of June 30, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the six months covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

There is no pending litigation by or against us.

ITEM 2.        UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the issuance and sales of Technology Resources, Inc.'s common stock without registration under the Securities Act of 1933 during the last three (3) years. No sales involved the use of an underwriter and no underwriter discounts or commissions were paid in connection with the sale of any securities.

•

During the third quarter of 2005 the Board of Directors authorized the sale of seventy-five thousand (75,000) additional shares of stock. The stock, sold to twenty-four (24) individuals, was issued from the authorized capital stock for additional paid-in-capital.  There were no further sales from the total of seventy-five thousand authorized by the Board of Directors. These shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the shares were not a part of a public offering. There was no distribution of a prospectus, private placement memorandum, or business plan to the public. Shares were sold to friends, family and personal business acquaintances of the President, William Lee. Each individual had specific knowledge of the Company’s operation that was given to them personally by the President, William Lee. Each individual is considered educated and informed concerning small investments, such as the $1.00 investment in our Company. Upon receipt of the executed subscription agreements the sale of any additional shares was closed by the Board of Directors.  Each purchaser has been sent a letter by our President William S. Lee setting forth all resale restrictions in the event a selling security holder wishes to sell their shares. Each individual who purchased shares during the first quarter of 2006 has been advised by the Company that they may not resell their shares for a minimum of one (1) year from the date of purchase or until the effectiveness of the registration statement.  They have been further advised by the Company that upon effectiveness they must comply with all the requirements in the prospectus for resale of their securities and any violation thereof could carry severe penalties

Name of Stockholder	Shares Received	Consideration	Date of Purchase
Kirk Counard	1000	$1.00 Check	02-20-06
Jerry Costello	1000	$1.00 Check	02-20-06
Tom Edwards	1000	$1.00 Check	02-20-06
Joan Edwards	1000	$1.00 Check	02-20-06
Caroline Czyz	1000	$1.00 Check	02-21-06
Robert Kennedy	1000	$1.00 Check	02-21-06
Nona Lamb	1000	$1.00 Check	02-21-06
David Lamb	1000	$1.00 Check	02-21-06
James Galloway	1000	$1.00 Check	02-21-06
Molly Galloway	1000	$1.00 Check	02-21-06
Dave Durham	1000	$1.00 Check	02-21-06
Richard George	1000	$1.00 Check	02-21-06
Jenny George	1000	$1.00 Check	02-21-06
Audrey Poli	1000	$1.00 Check	02-21-06
Joe Poli	1000	$1.00 Check	02-21-06
Bartlett Howard	1000	$1.00 Check	02-21-06
Davis Burritt	1000	$1.00 Check	02-22-06
Joe Fernandez	1000	$1.00 Check	02-22-06
Kim Fernandez	1000	$1.00 Check	02-22-06
Kim Hitchcock	1000	$1.00 Check	02-22-06
Linda Hitchcock	1000	$1.00 Check	02-22-06
Steven Lamb	1000	$1.00 Check	02-24-06
Jeffrey Osborn	1000	$1.00 Check	02-25-06
Steve Celuch	1000	$1.00 Check	03-26-06
Total:

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the quarter ending June 30, 2007 that was not reported in a current report on Form 8-K.

ITEM 5.        OTHER INFORMATION

Committees

We currently do not have standing audit, nominating or compensation committees.  Currently, our entire Board of Directors is responsible for the functions that would otherwise be handled by these committees.  We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the Board of Directors.  We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.  The nominating committee would be responsible for nomination of new director candidates and will be responsible for implementing our corporate governance policies and procedures.  The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.

Our Board of Directors has not made a determination as to whether any member of our board is an audit committee financial expert. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

ITEM 6.         EXHIBITS

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY RESOURCES, INC.

Dated: July 27, 2007	/s/ William S. Lee
William S. Lee
Chairman and Chief Executive Officer

Dated: July 27, 2007	/s/ Lou Maki
Lou Maki
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.