Form 10QSB
period 2007-09-30
TECHNOLOGY RESOURCES INC
filed 2007-10-17
CIK 1176231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes             No     X

The number of shares outstanding of each of the issuer’s classes of common equity as of September 30, 2007, are as follows:

Class of Securities	Shares Outstanding

Common Stock, $0.01 par value	15,360,000

Transitional Small Business Disclosure Format (check one): Yes ____         No   X

Quick Link:  Table of Contents

Table of Contents

Part I – Financial Information

Item 1.  Financial Statements

Item 2.  Management’s Discussion And Analysis Or Plan Of Operation

Item 3.  Controls And Procedures

Part Ii – Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Shares Of Equity Securities And Use Of Proceeds

Item 4.  Submission Of Matters To A Vote Of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

Signatures

Exhibit Index

Quick Link:  Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Randall N. Drake, C.P.A., P.A.

1981 Promenade Way

Clearwater, Florida 33760

Phone: (727) 536-4863

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Technology Resources, Inc.:

We have reviewed the accompanying balance sheet of Technology Resources, Inc. as of September 30, 2007 and the related statements of operations, and cash flows for the nine months ended September 30, 2007 & 2006. These financial statements are the responsibility of the company’s management.

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

Randall N. Drake, CPA, PA
Randall N. Drake, CPA, PA

Clearwater, Florida

October 16, 2007

Quick Link:  Table of Contents

Technology Resources, Inc.

Balance Sheet

As of September 30, 2007

UNAUDITED

2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 307.91
Accounts Receivable Trade	4,600.00
Total Current Assets	4,907.91
Fixed Assets:
Furniture and Equipment	19,954.00
Less: Accumulated Depreciation	(19,311.00)
Total Fixed Assets	643.00
Other Assets:
Due From Stockholders	24,157.45
Investment in Wholly-Owned Subsidiary (Note G)	78.75
Total Other Assets	24,236.20
TOTAL ASSETS	$ 29,787.11
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	479.10
Provision for Income Taxes	5,973.00
Line-of-Credit-Wachovia Bank (Note C)	34,635.00
41,087.10
TOTAL LIABILITIES	41,087.10
Stockholders' Equity:
Common Stock, $.001 par value, 50,000,000 shares authorized
15,360,000 shares issued and outstanding ( Note F)	1,024.00
Paid-In-Capital	82,000.00
Retained Earnings	(94,323.99)
Total Equity	(11,299.99)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 29,787.11

See accompanying notes and accountant's report.

Quick Link:  Table of Contents

Technology Resources, Inc.

Statement of Operations

For the Nine Months Ended September 30, 2007 and 2006

UNAUDITED

	2007	2006

Net Revenues	$ 64,082.50	$ 1,265.00

Operating Expenses:
Bank Service Charges	76.96	227.57
Charity	25.00	0.00
Computer repairs	886.28	0.00
Depreciation Expense	150.00	461.97
Dues & Subscriptions	100.00	0.00
Interest Expense	2,631.87	2,468.54
Internet Expense	1,836.03	1,198.26
Licenses and Permits	0.00	130.65
Miscellaneous expenses	100.00	0.00
Office supplies	2,015.05	195.00
Postage and Delivery	222.04	40.00
Professional Fees	2,202.87	7,905.00
Telephone	983.17	1,081.46
	11,229.27	13,708.45

Income (Loss) From Operations	52,853.23	(12,443.45)
Interest Income	58.78
Provision for Income Taxes	5,973.00	0.00
September 30, 2007 and 2006
Net Income (Loss)	$ 46,939.01	$ (12,443.45)

Earnings per common share:
Net Income (Loss) per share	0.04163	(0.01)

See accompanying notes and accountant's report.

Quick Link:  Table of Contents

Technology Resources, Inc.

Statement of Cash Flows

For the Nine Months Ended September 30, 2007 and 2006

UNAUDITED

	2007	2006

OPERATING ACTIVITIES:
Net Income (Loss)	$ 46,939.01	$ (12,443.45)
Adjustments to reconcile Net Income (Loss)
to net cash provided by operations:
Depreciation and Amortization	150.00	461.97
(Increase) Decrease in:
Accounts Receivable	(4,600.00)	0.00
Increase (Decrease) in:
Accounts Payable	(3,178.40)	(8,400.00)
Other Current Liabilities	5,972.55	0.00
Payroll Taxes Payable	0.00	(282.00)
	45,283.16	(20,663.48)
INVESTING ACTIVITIES:
Investment in Wholly Owned Subsidiary	78.75	0.00
	78.75	0.00
FINANCING ACTIVITIES:
Issuance of Common Stock	0.00	24.00
Line of credit	0.00
Shareholder Loans	(46,071.00)	22,700.00
	(46,071.00)	22,724.00
NET CASH INCREASE (DECREASE) FOR THE YEAR	(709.09)	2,060.52
BEGINNING CASH	1,017.00	369.42
ENDING CASH	$ 307.91	$ 2,429.94

See accompanying notes and accountant's report.

Quick Link:  Table of Contents

Technology Resources, Inc.

Notes to Financial Statements

September 30, 2007 and 2006

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

NOTE C – LINE-OF-CREDIT

The company maintains a $35,000.00 renewable line-of-credit with Wachovia Bank. The line-of-credit is secured by the personal guarantee of the company shareholders. Interest is payable monthly at a rate of 11.50% per annum. The total unused credit line available at September 30, 2007 is $635 and 2006 is $938.

Quick Link:  Table of Contents

Technology Resources, Inc.

Notes to Financial Statements

September 30, 2007 and 2006

(continued)

NOTE D - INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes, if and when applicable, related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting.  Any deferred taxes would represent the future tax return consequences of those differences, which will either be taxable when the assets and liabilities are recovered or settled. During the year ended December 31, 2006, the Corporation utilized net operating loss carryforward in the amount of $20,485 at December 31, 2005 the net operating loss carry forward was $22,507.

NOTE E – EARNINGS PER COMMON SHARE

Earnings (Loss) per common share of $.04163 were calculated based on a net income (loss) numerator of $46,939 divided by a denominator of the weighted average shares of outstanding common stock for the period ended September 30, 2007.

NOTE F – STOCK ISSUANCE

On September 3, 2007 the board of directors unanimously approved a stock dividend of fifteen shares (15) for each one (1) share owned by shareholders of record as of September 3, 2007.  The Company’s counsel notified NASDAQ of the stock dividend.

Due to the large percentage change in total shares, the company is accounting for the stock dividend as a 15:1 stock split and therefore reflecting no change to the equity capital accounts.

NOTE G – OTHER MATTERS

On September 5, 2007 the Board of Directors, held a special meeting called by the chairman William S. Lee to discuss the future direction and business strategy of the Company.  In an effort to change the strategic direction of the Company the Board of Directors unanimously voted to form a wholly-owned subsidiary called Technology Resources Acquisition Corporation to seek viable target candidates to acquire as a means of increasing the potential for future investment capital, venture capital and revenue generating for the Company.  The current Officers will remain as officers and in an active capacity with the company.  The articles of incorporation for this wholly owned subsidiary were filed with the State of Florida Division of Corporations and accepted on July 30, 2007.   The current investment in this subsidiary is $78.75, the cost of filing the articles of incorporation.  No other activity of the wholly owned subsidiary has occurred to date.

On September 10, 2007 in keeping with the new direction and business strategy of the Company the following Directors submitted their resignations as Directors effective September 14, 2007; Directors Leo J. Henning; Lou Maki; Paul Vandemortele; Laurel Lee Miller; Emily Lee; and Chairman William L. Lee.  These directors resigned as board members but maintained their positions as Officers in Technology Resources, Inc.  Simultaneously the Board of Directors of the Company appointed David Rees to serve as the Company’s sole Director effective September 14, 2007.  Mr. Rees has been specializing in mergers and acquisitions as well as structured financing agreements for many years and brings a wealth of knowledge to the Company in pursuit of its new business strategy and direction.

NOTE H – SEC REGISTRATION AND TRADING SYMBOL ASSIGNMENT

Pursuant to a registration statement filing with the Securities and Exchange Commission, Technology Resources, Inc. shares became registered with the Securities and Exchange Commission effective May 3, 2007.   On July 17, 2007 Technology Resources, Inc. received their trading letter and was assigned a trading symbol, TGYR.

Quick Link:  Table of Contents

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

Quick Link:  Table of Contents

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

We have such a fee-splitting agreement in writing with Maki & Company. This is a company owned by one of our Officers, Mr. Lou Maki.

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

•

Alternative Business Strategy

Since our Registration Statement has been declared effective, the Company has actively been seeking capital from Investment Banks and Private and Venture Capitalists.  As of the date of the filing of this report, the Company has not been able to secure additional capital on terms favorable to the Company and its stockholders.  The  Officers and Director have determined that it must consider alternative methods of maintaining and increasing company revenues as well as shareholder value.  They have determined that strategic alliances, joint ventures, roll-ups, or acquisitions should be considered as a part of a prudent business plan for the future.  The Company has begun considering these latter approaches as all efforts at seeking capital have been unsuccessful.  The Officers and Director believe they are responsible for maintaining the Company operations as well as increasing shareholder value and will pursue an alternative method as described above when and if necessary.

Material Risks, Trends and Uncertainties Affecting our Business

The revenue growth and profitability of our business depend on the overall market demand for hardware, software and other hi-tech personnel.  Our services in the public sector are considerably mature.  However, if we fail to quickly expand our market share in the public sector, our financial status could be adversely affected.

Quick Link:  Table of Contents

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

Operating Results for Nine Months Ended September 30, 2007 Compared To September 30, 2006 (Unaudited)

The following tables set forth key components of our results of operations for the periods indicated, in dollars and key components of our revenue for the periods indicated in dollars.

Technology Resources, Inc.

Statement of Operations

For the Nine Months Ended September 30, 2007 and 2006

UNAUDITED

	2007	2006	Difference	%Difference

Net Revenues	$ 64,082.50	$ 1,265.00	$ 62,817.50	98.03%

Operating Expenses:
Bank Service Charges	76.96	227.57	(150.61)	-195.70%
Charity	25.00	0.00	25.00	100.00%
Computer repairs	886.28	0.00	886.28	100.00%
Depreciation Expense	150.00	461.97	(311.97)	-207.98%
Dues & Subscriptions	100.00	0.00	100.00	100.00%
Interest Expense	2,631.87	2,468.54	163.33	6.21%
Internet Expense	1,836.03	1,198.26	637.77	34.74%
Licenses and Permits	0.00	130.65	(130.65)	-100.00%
Miscellaneous expenses	100.00	0.00	100.00	100.00%
Office supplies	2,015.05	195.00	1,820.05	90.32%
Postage and Delivery	222.04	40.00	182.04	81.99%
Professional Fees	2,202.87	7,905.00	(5,702.13)	-258.85%
Telephone	983.17	1,081.46	(98.29)	-10.00%
	11,229.27	13,708.45	(2,479.18)	-22.08%

Income (Loss) From Operations	52,853.23	(12,443.45)	65,296.68	123.54%
Interest Income	58.78			0.00%
Provision for Income Taxes	5,973.00	0.00	5,973.00	100.00%
Net Income (Loss)	$ 46,939.01	$ (12,443.45)	$ 59,382.46	126.51%
Earnings per common share:
Net Income (Loss) per share	0.04163	(0.01)	0.05	129.89%

Revenues. For the nine months ended September 30, 2007, revenues were $64,082.50, compared to $1,265.00 for the nine months ended September 30, 2006. The significant increase in revenues of $62,817.50 is largely due to the Company’s successful procurement of requests to locate personnel with higher value in the second quarter of 2007.

Expenses. Cost of Revenues decreased to $11,229.27 for the nine months ended September 30, 2007 from $10,258.52 for the nine months September 30, 2006. The decrease in cost of revenues of $2,479.18, is largely due to our company-wide tighter control on expenditures during the period. As a percentage of revenues, our cost of revenue was 17.5% for the nine months ended September 30, 2007. During the third quarter of 2007, our Company acquired requests for higher value placements. The cost for such placements is higher in value with no more costs, and therefore, leads to a decrease in the Cost of Revenues when compared to the same period in 2006.

Quick Link:  Table of Contents

Income before Taxes. Income before taxes for the nine months ended September 30, 2007 was $52,912.01.  Income before taxes as a percentage of revenues was 83% for the nine months ended September 30, 2007. The decrease is due to the lower costs for our projects and the higher-value requests for personnel that we received.

Provision for Income Taxes.  Provision for income taxes was $5,973.00 for the nine months ended September 30, 2007.

Net Income. For the nine months ended September 30, 2007 and 2006, our gross profit was $46,939.01 and ($12,443.45) respectively, an increase of $59,382.46. Gross profit as a percentage of revenues was 73% for the nine months ended September 30, 2007. This  increase in gross profit is due to the lower costs for our projects as well as our increase in revenues.

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents of $307.91.

We believe that our currently available working capital, and the continued reduction in loans due from shareholders, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Cash Flow for Nine Months ended September 30, 2007 compared to September 30, 2006 (Unaudited)

The following table provides the statements of net cash flows for the periods presented in this filing:

Technology Resources, Inc.

Statement of Cash Flows

For the Nine Months Ended September 30, 2007 and 2006

UNAUDITED

	2007	2006	Difference

OPERATING ACTIVITIES:
Net Income (Loss)	$ 46,939.01	$ (12,443.45)	$ 59,382.46
Adjustments to reconcile Net Income (Loss)
to net cash provided by operations:
Depreciation and Amortization	150.00	461.97	(311.97)
(Increase) Decrease in:
Accounts Receivable	(4,600.00)	0.00	(4,600.00)
Increase (Decrease) in:
Accounts Payable	(3,178.40)	(8,400.00)	5,221.60
Other Current Liabilities	5,972.55	0.00	5,972.55
Payroll Taxes Payable	0.00	(282.00)	282.00
	45,283.16	(20,663.48)	65,946.64
INVESTING ACTIVITIES:
Investment in Wholly Owned Subsidiary	78.75	0.00	78.75
	78.75	0.00	78.75
FINANCING ACTIVITIES:
Issuance of Common Stock	0.00	24.00	(24.00)
Line of credit	0.00		0.00
Shareholder Loans	(46,071.00)	22,700.00	(68,771.00)
	(46,071.00)	22,724.00	(68,795.00)
NET CASH INCREASE (DECREASE) FOR THE YEAR	(709.09)	2,060.52	(2,769.61)
BEGINNING CASH	1,017.00	369.42	647.58
ENDING CASH	$ 307.91	$ 2,429.94	(2,122.03)

Quick Link:  Table of Contents

Operating Activities.  For the periods ended September 30, 2007 and 2006, our operating activities provided $45,283.16 and used ($20,663.48), respectively. Cash provided in the period ended September 30, 2007 was mainly due to the increase in Net Income and in the same period in 2006 our net loss and accounts payable were the primary cause of our negative position at September 30, 2006.

Investing Activities.  For the period ended September 30, 2007 we invested $78.75 in the formation of a wholly owned subsidiary, Technology Resources Acquisition Corporation.  For the period ended September 30, 2006, we had no investing activities.

Financing Activities. Net cash used by financing activities in the period ended September 30, 2007 was ($46,071.00) and net cash provided by financing activities in the period ended September 30, 2006 was $22,724.00.

Seasonality of our Sales

Our operating results and operating cash flows historically have not been subject to seasonal variations. We do not anticipate a change in the patterns due to seasonality at this time.

Inflation

Inflation does not materially affect our business or the results of our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3.  CONTROLS AND PROCEDURES

Disclosure Controls

An evaluation was carried out, under the supervision and with the participation of our management, including David Rees, Director, William Lee, our President and Chief Executive Officer, and Lou Maki our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-QSB.   Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.  Based on that evaluation, Messrs. Rees, Lee, and Maki concluded that, as of September 30, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the nine months covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Quick Link:  Table of Contents

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

•

During the third quarter of 2005 the Board of Directors authorized the sale of seventy-five thousand (75,000) additional shares of stock. The stock, sold to twenty-four (24) individuals, was issued from the authorized capital stock for additional paid-in-capital.  There were no further sales from the total of seventy-five thousand authorized by the Board of Directors. These shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the shares were not a part of a public offering. There was no distribution of a prospectus, private placement memorandum, or business plan to the public. Shares were sold to friends, family and personal business acquaintances of the President, William Lee. Each individual had specific knowledge of the Company’s operation that was given to them personally by the President, William Lee. Each individual is considered educated and informed concerning small investments, such as the $1.00 investment in our Company. Upon receipt of the executed subscription agreements the sale of any additional shares was closed by the Board of Directors.  Each purchaser has been sent a letter by our President William S. Lee setting forth all resale restrictions in the event a selling security holder wishes to sell their shares. Each individual who purchased shares during the first quarter of 2006 has been advised by the Company that they may not resell their shares for a minimum of one (1) year from the date of purchase or until the effectiveness of the registration statement.  They have been further advised by the Company that upon effectiveness they must comply with all the requirements in the prospectus for resale of their securities and any violation thereof could carry severe penalties.  The figures below reflect the Board of Directors issuance of a stock dividend (treated as a forward stock split) of 15:1, which was effective on September 3, 2007.

Name of Stockholder	Shares Received	Consideration	Date of Purchase
Kirk Counard	15,000	$1.00 Check	02-20-06
Jerry Costello	15,000	$1.00 Check	02-20-06
Tom Edwards	15,000	$1.00 Check	02-20-06
Joan Edwards	15,000	$1.00 Check	02-20-06
Caroline Czyz	15,000	$1.00 Check	02-21-06
Robert Kennedy	15,000	$1.00 Check	02-21-06
Nona Lamb	15,000	$1.00 Check	02-21-06
David Lamb	15,000	$1.00 Check	02-21-06
James Galloway	15,000	$1.00 Check	02-21-06
Molly Galloway	15,000	$1.00 Check	02-21-06
Dave Durham	15,000	$1.00 Check	02-21-06
Richard George	15,000	$1.00 Check	02-21-06
Jenny George	15,000	$1.00 Check	02-21-06
Audrey Poli	15,000	$1.00 Check	02-21-06
Joe Poli	15,000	$1.00 Check	02-21-06
Bartlett Howard	15,000	$1.00 Check	02-21-06
Davis Burritt	15,000	$1.00 Check	02-22-06
Joe Fernandez	15,000	$1.00 Check	02-22-06
Kim Fernandez	15,000	$1.00 Check	02-22-06
Kim Hitchcock	15,000	$1.00 Check	02-22-06
Linda Hitchcock	15,000	$1.00 Check	02-22-06
Steven Lamb	15,000	$1.00 Check	02-24-06
Jeffrey Osborn	15,000	$1.00 Check	02-25-06
Steve Celuch	15,000	$1.00 Check	03-26-06
Total:	360,000

Quick Link:  Table of Contents

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the quarter ending September 30, 2007 that was not reported in a current report on Form 8-K.

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

ITEM 6.  EXHIBITS

Exhibit Number		Description
3.1	*	Amended and Restated Articles of Incorporation
3.2	*	By-Laws
3.3	*	Original Articles of Incorporation
3.4	*	Amended Articles of Incorporation
10.1	*	Affinion Agreement
10.2	*	Agent Logic Contract
10.3	*	Booz Allen Hamilton Agreement
10.4	*	Knightsbridge Contract
10.5	*	Pacific Crest Agreement
10.6	*	Pacific Crest Addendum
10.7	*	Macro Solutions Agreement
10.8	*	Macro Solutions Addendum
10.9	*	Maki & Co. Agreement
10.10	*	White Agreement
10.11	*	Wachovia Line of Credit Agreement
31.1		Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	Form Letter to Selling Security Holders
99.2	*	Blank Fee Split Agreement
*		Previously filed as an exhibit to the Registration Statement on Form SB-2 of Technology Resources, Inc. that became effective June 26, 2007.

Quick Link:  Table of Contents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY RESOURCES, INC.

Dated: October 17, 2007	/s/ WILLIAM S. LEE
William S. Lee
Chairman and Chief Executive Officer

Dated: October 17, 2007	/s/ LOU MAKI
Lou Maki
Chief Financial Officer

Quick Link:  Table of Contents

EXHIBIT INDEX

Exhibit Number		Description
3.1	*	Amended and Restated Articles of Incorporation
3.2	*	By-Laws
3.3	*	Original Articles of Incorporation
3.4	*	Amended Articles of Incorporation
10.1	*	Affinion Agreement
10.2	*	Agent Logic Contract
10.3	*	Booz Allen Hamilton Agreement
10.4	*	Knightsbridge Contract
10.5	*	Pacific Crest Agreement
10.6	*	Pacific Crest Addendum
10.7	*	Macro Solutions Agreement
10.8	*	Macro Solutions Addendum
10.9	*	Maki & Co. Agreement
10.10	*	White Agreement
10.11	*	Wachovia Line of Credit Agreement
31.1		Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	Form Letter to Selling Security Holders
99.2	*	Blank Fee Split Agreement
*		Previously filed as an exhibit to the Registration Statement on Form SB-2 of Technology Resources, Inc. that became effective June 26, 2007.