Form 10KSB
period 2007-12-31
TECHNOLOGY RESOURCES INC
filed 2008-02-05
CIK 1176231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

For the fiscal year ended DECEMBER 31, 2007

       ☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIESAND EXCHANGE ACT OF 1934

TECHNOLOGY RESOURCES, INC.
(Name of small business issuer in its charter)
Florida	7361	59-3364116
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

3066 Landmark Blvd. No. 1305

Palm Harbor, Florida 34684

(727) 781-3656

(Address and telephone number of principal executive offices and principal place of business)

 William S. Lee

3066 Landmark Blvd. No. 1305

Palm Harbor, Florida 34684

(727) 781-3656

(Name, address and telephone number of agent for service)

Copies to:

Vincent & Rees, L.C.

175 East 400 South

Suite 610

Salt Lake City, Utah  84111

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) ;  and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No  ☐

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act  ☐

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

State issuer's revenue for its most recent fiscal year: $56,583

A market value of the voting stock held by non-affiliates cannot be determined because the registrant did not have a trading market during the period covered by this report.

As of January 31, 2008, the registrant had 15,360,000 shares of common stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format:   Yes  ☐      No   ☒

Table of Contents

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

ITEM 2:

DESCRIPTION OF PROPERTY

ITEM 3:

LEGAL PROCEEDINGS

ITEM 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5:

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6:

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 7.

FINANCIAL STATEMENTS

ITEM 8:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ITEM 8A:

 CONTROLS AND PROCEDURES

ITEM 8B:

 OTHER INFORMATION

PART III

ITEM 9:

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSON AND COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

ITEM 10.

EXECUTIVE COMPENSATION

ITEM 11:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  & MANAGEMENT

ITEM 12:

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 13:

EXHIBITS

ITEM 14:

PRINCIPAL ACCOUNTANT FEES AND SERVICES

SIGNATURES

PART I

FORWARD LOOKING STATEMENTS

In this annual report references to “Technology Resources,”  “we,”   “us,” and  “our” refer to Technology Resources, Inc.

This annual report contains certain forward-looking statements and for this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the markets in which Technology Resources may participate, competition within Technology Resources’ chosen industry, technological advances and failure by us to successfully develop business relationships.

ITEM 1.

DESCRIPTION OF BUSINESS

Historical Development

Technology Resources, Inc. was incorporated in Florida on March 1, 1996, as Integrated Marketing Technology, Inc. Its name was changed to Technology Resources, Inc., on January 1, 1997.

Since inception, Technology Resources has engaged in providing permanent personnel placement services and has expanded into temporary personnel placement services as its business developed.  Currently, Technology Resources offers professional consulting in the permanent placement of technology personnel. Permanent employment staffing, technical and functional, is the Company’s emphasis, however, temporary staff augmentation provides ancillary revenue. Accordingly, Technology Resources has developed a range of services to offer in the consulting industry. These include a full range of business services typically found in small to large executive placement firms such as interviewing candidates, performing reference and background verifications, and developing candidate interviewing techniques.

While the basic method of operation has remained constant in the business and the personnel placement business in general, Technology Resources has refined its operation to provide more detailed services required by its clients.  Over the last three (3) years, Technology Resources has developed relationships with other companies and individuals in the industry on a fee-splitting basis. Its normal fee for placement of a candidate is twenty percent (20%) of the candidate’s first year’s salary. It has also focused on its client’s specific needs in the area of technology personnel, establishing itself as more of a boutique personnel placement firm.

Our Business

(1) Principal Products or Services and Their Markets

Technology Resources provides consulting to commercial clients for the placement of permanent employees with an emphasis in technology personnel. The services provided include:

(a) Interviewing candidates

(c) Reference verification

(d) Background verification

(e) Candidate interviewing preparation

(f) Corporate consulting to determine the company’s specific personnel needs

Technology Resources’ placements with commercial customers represent 100% of its business. The Company’s placement services concentrate in the niche market for technology personnel. This is for both permanent and temporary personnel.

Technology Resources does not intend to supply any additional services. It is the Company’s intention to improve on those areas already offered and expand its business based on these services and current relationships while adding new ones.

(2) Distribution Methods of the Services

The primary delivery of the Company’s services is through the process of obtaining a job opening description, locating an appropriate candidate and scheduling an employer interview at the employer’s facility. With the implementation of the expansion plans the Company will hire three (3) placement representatives to cover the State of Florida. Each representative will cover a geographical area extending from their home city. The following are the initial cities from which Florida representatives will work.

(a) Miami/Ft. Lauderdale

(b) Orlando

(c) Jacksonville

Sales representatives will be responsible for business development in their specific area. They will target the technology market as well as the commercial market to assist employers in other placements where possible. The Company will supply the representatives with laptop computers and the appropriate software to down/upload data and information throughout the business day. Job orders will come in to the central office and will be sent to the appropriate placement representatives for location of possible candidates with the qualifications necessary and the scheduling of interviews with the appropriate employer. Technology Resources anticipates that they will continue to provide services to out-of-state clients on an as-needed basis.

(3) Status of Any Publicly Announced New Product or Service.

Technology Resources has not developed any new or unique products or services that would make it stand above our competition. The Company’s product offerings have been high end quality services to commercial customers for placement of technology candidates. While the Internet has provided a new tool for advertising and customer interface, there has been no significant change in services the Company provides. It will be utilizing the Internet as a mainstay of its future advertising and support for our placement representatives.

(4) Competition

The personnel placement business market, as a whole, is characterized by intense competition with a large number of companies offering or seeking to develop services that will compete with those that Technology Resources offers. Based upon the Company’s experience, an individualized approach was developed that offers personnel placement services through close personal relationships with the companies that are supplied candidates for positions.

Technology Resources’ ability to provide personalized service through our representatives takes its services one step beyond typical localized recruiters and their offerings. The small, localized recruiters primarily operate within their own geographic confines and do not directly compete with the Company in all the geographic areas within which it operates.

Many of the Company’s competitors have greater financial resources, enabling them to finance acquisition and development opportunities or develop and support their own operations. In addition, many of these companies can offer bundled, value-added, or additional services not provided by us. Many may also have greater name recognition. Consequently, the Company may encounter significant competition in its efforts to achieve internal and external growth objectives.

 (5) Sources and Availability of Raw Materials

The Company provides services and, as a result, has to maintain relationships with client companies and will not necessarily have any concern with raw materials and the dependence on any specific suppliers. Its only potential dependence will be on placement personnel. At this time we do not see a critical dependence on any supplier(s) that could adversely effect our operations.

(6) Dependence on Limited Customers

While we previously relied on three (3) customers for our business, we have increased our client company pool to twelve (12) while at the same time expanding our fee-splitting partners. In other words, there are now twelve (12) companies with whom we have placed employees or worked with a fee-splitting partner to place an employee - an increase of nine (9).   Accordingly, the risk associated with our reliance on a limited number of customers has been reduced.  By its very nature, the employee placement business is cyclical - one year we will work almost exclusively with one or two client companies filling their employee-needs.  And once a client has accomplished its staffing goal, we may not do business with them for years, until a new employment need arises.  In the meantime, we have other client companies with whom we will work to place employees and these clients have their own cycle of employment needs.

 (7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

At the present time we do own our domain name. Our name has not been trademarked or copyrighted. We do not have any patents, trademarks, licenses (other than the usual business license), franchises, concessions, royalty agreements or labor contracts.

(8) Need for Government Approval of Principal Products or Services

None of the services we offer require specific government approval from local, state or federal agencies.

(9) Government Regulation

As a consulting firm, we are subject to a limited variety of local, state, and federal regulations. We are subject to federal, state and local laws and regulations applied to businesses, such as payroll taxes on the state and federal levels. In general, our consulting activities are subject to local business licensing requirements.

 (10) Research and Development During The Last Two Fiscal Years

During the last two fiscal years no money was spent on research and development. We have, however, spent minimal monies on continued Internet research and development.

(11) Cost and Effects of Compliance with Environmental Laws

As a consulting company, we are not aware of being subject to any federal, state or local environmental laws.

(12) Our Employees

Mr. William Lee, our founder and President, currently provides the strategic direction and the necessary labor to support the operation. In the year 2005, Mr. Lee was paid a total of $1,500.00 and contributed noncash officers’ compensation of $24,000 for his services.  The financial statements attached to this prospectus also reflect the contributed noncash officers’ annual compensation of $24,000 for the 2006.  Mr. Lee is not receiving pay or other stock benefits for his performance. There are also no key consulting contracts with any individuals or companies at this time.

Reports to Security Holders

We file annual, quarterly and other reports with the Securities and Exchange Commission ("SEC"). Copies of our reports, including exhibits may be examined at the office of the Securities and Exchange Commission at 100 F Street, NE, Washington, D.C. 20549, through the EDGAR database at www.sec.gov; or may be obtained from this office on payment of the usual fees for reproduction.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0300.The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and filings will be available to you free of charge at the SEC's web site at <www.sec.gov>.

ITEM 2:

                DESCRIPTION OF PROPERTY

Our principal executive offices are located at 3066 Landmark Blvd. No. 1305, Palm Harbor, Florida 34684. Our phone number is (727) 781-3656.

We relocated from space in a commercial office building where we rented space on a month-to- month basis to running our operations from an in-home office. President Lee owns the condominium in which we located our offices, and the company does not own any real estate. Rent for the use of the office space located Mr. Lee’s home is not accruing and will not accrue in the future.  Our property, other than real, consists of office desks, furniture, computers, chairs, office supplies and a telephone system.

ITEM 3:

                LEGAL PROCEEDINGS

None.

ITEM 4:

                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5:

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Pursuant to a registration statement filing with the SEC, Technology Resources, Inc. shares became registered with the SEC effective May 3, 2007. Our common stock has been quoted on the National Association of Securities Dealers (NASD) OTC Bulletin Board under the symbol “TGYR” since July 2007.   However, there has been no trading activity through the period covered by this report.

The common stock has begun trading since the end of the fiscal year.

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  The rule provides that any equity security is considered to be a penny stock unless that security is:

•

Registered and traded on a national securities exchange meeting specified criteria set by the SEC;

•

Issued by a registered investment company; or

•

Excluded from the definition on the basis of share price or the issuer’s net tangible assets.

These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.  Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security.  Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors.  The rules require the broker-dealer to receive the purchaser’s written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security.  Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

Holders

At December 31, 2007, we had approximately 59 shareholders.

Dividends

On August 20, 2007, the Registrant held a Special Meeting of the Board of Directors.  Notice of the Meeting was waived with said waiver placed in the corporate minute book.  The meeting was called by the Chairman, William S. Lee to discuss a stock dividend.

Mr. Lee, Chairman and President requested that the full Board of Directors approve a stock dividend of fifteen (15) shares for each one (1) share presently owned by shareholders of record as of September 3, 2007.   Upon motion duly made and seconded the measure was passed unanimously.  The Secretary was directed to notify the Company’s counsel to file the necessary form with NASDAQ notifying them of the stock dividend. The dividend was issued to the shareholders by the transfer agent.

We have never paid cash dividends on our common stock.  The Board of Directors presently intends to pursue a policy of retaining earnings, if any, for use in our operations and to finance expansion of our business.  Any declaration and payment of dividends in the future, of which there can be no assurance, will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors. There are presently no dividends accrued or owing with respect to our outstanding stock. No assurance can be given that dividends will ever be declared or paid on our common stock in the future.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the period covered by this report.

Issuer Purchase of Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 6:

                MANAGEMENT’S DISCUSSION AND ANALYSIS

Safe Harbor for Forward-Looking Statements

When used in this report, the words “may,” “will,” “expect,” “anticipate,”  “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Technology

Resources’ future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Trends and Uncertainties”, and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

General

Technology Resources, Inc. was incorporated in Florida on March 1, 1996, as Integrated Marketing Technology, Inc. Its name was changed to Technology Resources, Inc., on January 1, 1997.

Since inception, Technology Resources has engaged in providing permanent personnel placement services and has expanded into temporary personnel placement services as its business developed.  Currently, Technology Resources offers professional consulting in the permanent placement of technology personnel. Permanent employment staffing, technical and functional, is the Company’s emphasis, however, temporary staff augmentation provides ancillary revenue. Accordingly, Technology Resources has developed a range of services to offer in the consulting industry. These include a full range of business services typically found in small to large executive placement firms such as interviewing candidates, performing reference and background verifications, and developing candidate interviewing techniques.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Results of Operations

The following discussions are based on the consolidated financial statements for the year ended December 31, 2007 and statements, and notes thereto, included with this report in Item II, Part 7, below.

COMPARISON OF 2007 AND 2006 FISCAL YEAR OPERATIONS

	Year Ended Dec 31, 2007	Year Ended Dec 31, 2006
Revenues	$56,583	$3,603
Total operating expenses	54,073	44,404
Income (Loss) from operations	2,510	(40,801)
Net Income (Loss)	2,519	(40,798)
Net Income (Loss) per share	0.00223	(0.04080)

Revenues and Cost of Revenues

The Company generates revenue by providing placement services in the field of technical and executive personnel.  Permanent employment staffing and staff augmentation is another avenue of revenue. The Company provides these services and bills for them when a candidate is placed.  The Company recognizes its revenue when a candidate is placed and its customers are billed. At that point in time the price has been determined and collectibility is reasonably assured. The Company has developed relationships with other companies within the industry with whom the Company works on a fee-splitting basis. When fee splitting occurs it is done equally between the two companies. Revenues are being reported net of any fee-splitting arrangements.  Our placements for the year resulted in revenues of $56,583, significantly higher than the $3,603 in revenues we achieved in our December 31, 2006 year.

Operating Expenses and Net Income

We had $54,073 in expenses for our year ended December 31, 2007, more than the $44,404 we spent in the year ended December 31, 2006. Generally, the higher expenses during 2007 were a result of hiring an independent contractor and increased administrative expenses.  Some of our other expenses include professional fees for legal and accounting of nearly $12,594 associated with our compliance with our reporting obligations under the 1934 Act.

Operating Income and Net Income

Our operating income for the year ended December 31, 2007, was $2,510, significantly higher than the operating loss of  $40,801 for the 2006 fiscal year.  This resulted in a net operating income of $2,519 this year compared to a $40,798 net operating loss last year which reflects increased revenues during our 2007 fiscal year. Our net income for 2007 was slightly higher than our operating loss due to interest income and a provision for income taxes.

Liquidity and Capital Resources

Balance Sheet Information

The following information is a summary of our balance sheet as of December 31, 2007:

Summary Balance Sheet as of December 31, 2007

Total Current Assets	$ 127
Net Fixed Assets	593
Total Assets	799
Total Liabilities	56,518
Total Equity	(55,719)
Total Liabilities and Stockholders’ Equity	799

We have assets of $799 consisting of $127 in cash and fixed assets of $593 in office equipment, net of depreciation.   This is a significant reduction from the $1,810 in total assets we had at December 31, 2006 and reflects a reduction in available cash.

Cash Flows from Operations

Cash Flows from Operations were positive in 2007 with $21,030 cash received in contrast to cash used in 2006 of 21,864.

Investing Activities

The only investing activity we had during 2007 was a $79 investment in our wholly-owned subsidiary.

Trends and Uncertainties

Our prospects must be considered in light of the risks, difficulties, and expenses frequently encountered by companies in their early stage of development, particularly companies in rapidly changing markets such as ours without significant barriers to entrance. To address these risks, we must, among other things, maintain an awareness of current trends in employment; implement and successfully execute our business and marketing strategy; update and add to our existing business practices in response to evolving customer demands; provide quality customer service; respond to competitive developments; and attract, retain and motivate qualified personnel. There can be no assurance we will be successful in addressing such risks, and the failure to do so would seriously harm our business, financial condition, and results of operations. Our current and future expense levels are based on our planned operations and estimates of future revenues.

We have been unable to accurately forecast revenues nor have we yet been able to capture any substantial portion of our target market. Accordingly, we believe that period-to-period comparisons of our operating results are not very meaningful and should not be relied upon as an indication of future performance.

Current business operations: Some of the following conditions could have a material impact on our short or long-term liquidity which are related to our current business plan:

•

The condition of the local, statewide and national economies;

•

any failure to obtain additional working capital when needed;

•

loss of key personnel and dependence on one individual to generate business;

•

lack of market acceptance of our services;

•

an inability to forecast trends in employment and hiring or provide our clients with what they are looking for;

•

the ability to attract and retain qualified and effective personnel, and

•

management of our growth in an effective manner.

We also face the following immediate and specific risks:

 (1) Our Failure to Raise Additional Capital Will Significantly Limit Our Ability to Conduct Our Planned Expansion of Operations.

We must raise additional capital to expand operations. Our current working capital, consisting of our total current assets of $127 and total assets of $799, will not be sufficient to sustain our current operations. We will not be able to fund our planned expansion on our current assets and revenues. Currently we are utilizing $1,500 - $2,000 per month for our cash. The President of our Company, William Lee, provides any funds necessary to fulfill our needs in the event additional capital is needed and will continue to do so until adequate funding is obtained. We have no written agreements with Mr. Lee to provide additional funds. While our operations follow a sound financial program, there is the risk that we may not be able to increase revenue and income due to an inability to generate additional clients or should we have a higher than expected cost of operations.

(2) We May Not Be Able to Fully Implement Our Expansion Due to Our Lack of Managing a Large Placement Firm.

On December 31, 2006, we completed ten years of operations. While we were successful as a small recruiting and placement firm, we lack experience in operating as a large placement firm. We can provide no assurance that we will successfully obtain a significant market share by growing our firm. There is a risk that our lack of experience at managing a larger business can lead to a lack of value to any investment in our Company.

(3) We Have Generated Profits and Losses Since Inception But We May Never Generate Substantial Revenues or Be Profitable in the Future.

Since our operations beginning the year 1996, we have generated both profits and losses. We can provide no assurances, however, that our growth of operations will generate substantial revenues or be profitable in the future. Our prior experience has demonstrated the difficulty of a small firm generating revenues and profits and there is a high degree of risk to investors that this may continue even if we are successful at raising funds.

(4) We Are Dependent on a Key Person with No Assurance That He Will Remain with Us: Losing such a Key Person Could Mean Losing Key Business Relationships We Believe Are Necessary to Our Success.

Our success will depend to a great extent on retaining the continued services of our President, William Lee. There is no assurance that Mr. Lee will remain with the corporation due to the lack of an employment contract with Mr. Lee. If we lose our key person, our business may suffer. We depend substantially on the continued services and performance of Mr. Lee and, in particular, his ten years of contacts and relationships within the placement industry and the companies we have done work for.

(5) Our Competitors Have Greater Financial, Marketing and Distribution Resources than We Do and If We Are Unable to Compete Effectively with Our Competitors, We Will Not Be Able to Increase Revenues or Generate Profits.

The market for personnel placement services is intensely competitive. While we have extensive experience in operating as a small firm, we have no experience in operating a large placement firm. Our experience to date has shown the difficulty of penetrating the Tampa Bay area for market share. Gaining customers will be difficult due to our competitors’ sizes and resources. Our ability to increase revenues and generate profits is directly related to our ability to compete with our competitors. We face competition from competing companies in the same market that have greater financial, marketing, and distribution resources than we have. These greater resources could permit our competitors to implement extensive advertising and promotional programs, which we may not be able to match. We can provide no assurances that we will be able to compete successfully in the future as a larger firm.

(6) There Are Relationships Within the Personnel Placement Industry That must Be Developed, and Any Interruption in These Relationships Could Have a Significant Effect on Our Ability to Compete Effectively.

Our president, William Lee, has operated our Company since inception. His contacts in the personnel placement industry are necessary to our future success; we are targeting the same business segment of the market as we did previously but on the basis of operating a larger firm. We are reliant upon his contacts for future clients. Should he fail to maintain these relationships or if there is any disruption in these business relationships, we would have difficulty generating new contacts and thereby, difficulty competing effectively. It is his strong personal relationships with customers that must be maintained or the risk of loss of business is great and investors could lose all or part of their investment.

(7) We Are Dependent On A Key Person Who Has Had Health Issues In The Past: Losing Such Key Person Due To Illness Or Incapacity Could Mean Losing The Ability To Develop New Business Relationships We Believe Are Necessary To Our Success.

Our success will depend to a great extent on the continued service of our President, William Lee.  Mr. Lee has had medical issues during the last two (2) years.  However, he has recovered and is performing at his full capacity.  Nonetheless, we are reliant upon his business contacts for future clients.  Should he be unable to maintain these relationships or if there is any disruption in these business relationships due to his becoming ill or incapacitated, we would have difficulty generating new contacts and thereby, difficulty competing effectively.  Thus, should some unforeseen condition affect his performance, our operations could be adversely affected and investors could lose all or part of their investment.

Risks Related To This Offering

(8) There Is No Public Market for Our Shares, and There Is No Assurance That One Will Develop Due to the Limited Demand for Stocks In the Business Services We Offer.

Purchasers of these shares are at risk of no liquidity for their investment. Prior to this offering, there has been no established trading market for our securities, and there is no assurance that a regular trading market for the securities will develop after completion of this offering. Our Selling Security Holders will be offering shares for sale in a company that has very limited offering of personnel placement services. Due to the limited services we offer, it is anticipated that demand for our shares will not be very high. If a trading market does develop for the securities offered hereby, there is no assurance that it will be sustained. We plan to list the common stock for trading on the over-the-counter (“OTC”) Electronic Bulletin Board. Such application will be filed with the National Association of Securities Dealers (“NASD”). We are not certain that such listing will be obtained or that an established market for our common stock will be developed.

(9) It May Be Difficult to Effect a Change in Control of Technology Resources, Inc. Without Current Management Consent. Management May Be Entrenched Even Though Stockholders May Believe Other Management May Be Better and a Potential Suitor Who May Be Willing to Pay a Premium to Acquire Us May Not Attempt to Do So.

William Lee, President, and his wife Emily Lee currently hold approximately 54.46% of our outstanding voting stock. If only a minimal quantity of our stock is sold during this offering and if Mr. Lee and his wife choose to keep all of their stock (that is, they sell none of their stock during this offering), Mr. Lee and his family could retain their status as controlling security holders. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of us and entrenching current management even though stockholders may believe other management may be better. Potential suitors who otherwise might be willing to pay a premium to acquire us may decide not to acquire us because it may be difficult to effect a change in control of us without current management's consent. Mr. Lee and his wife have the ability to control the outcome on all matters requiring stockholder approval, including the election and removal of directors; any merger, consolidation or sale of all or substantially all of our assets; and the ability to control our management and affairs.

(10) The Possible Sales of Shares of Common Stock by Our Selling Security Holders May Have a Significant Adverse Effect on the Market Price of Our Common Stock Should a Market Develop.

The 15,360,000 shares of common stock owned by the selling security holders will be registered with the U.S. Securities Exchange Commission. The security holders may sell some or all of their shares immediately after they are registered. Our ability to raise capital through the sale of our stock in private transactions may be harmed by these competing re-sales of our common stock by the selling security holders. Potential investors may not be interested in purchasing shares of our common stock if the selling security holders are selling their shares of common stock. The selling of stock by the security holders could be interpreted by potential investors as a lack of confidence in us and our ability to develop a stable market for our stock.  Also, these sales may make it more difficult for us to raise capital through the sale of our stock in private transactions at a price that is greater than the selling security holders fixed price of $1.00 per share: For example, potential investors would rather purchase stock from security holders at the fixed price of $1.00 per share than from the Company at, say, $5.00 per share.  This lack of investors willing to invest in us would make it difficult for us to raise capital to expand.  Lack of expansion could adversely affect the value of our stock resulting in purchasers of our stock and investors in our company losing some or all of their money.

(11) Our Lack of Business Diversification Could Result in the Devaluation of Our Stock if our Revenues From Our Primary Services Decrease.

We expect our business to solely consist of personnel placement services. We do not have any other lines of business or other sources of revenue if we are unable to compete effectively in the marketplace. Our lack of business diversification could cause you to lose all or some of your investment if we are unable to generate revenues since we do not expect to have any other lines of business or alternative revenue sources.

(12) Our Revenues Will Be Greatly Affected by the Demand in the Technology Job Market.

The job market in the field of technology can be volatile as a result of a number of factors. These factors include the overall supply and demand of jobs and qualified personnel to fill the positions, the fee structure of our competitors, and the level of government intervention.

(13) There Has Been No Independent Valuation of the Stock, Which Means That the Stock May Be Worth less than the Purchase Price.

The per share purchase price has been determined by us without independent valuation of the shares. We established the offering price based on our estimate of capital and expense requirements, not based on perceived market value, book value, or other established criteria. We did not obtain an independent appraisal opinion on the valuation of the shares. The shares being offered by the Selling Security Holders may have a value significantly less than the offering price and there is no guarantee that the shares will ever obtain a value equal to or greater than the offering price.

(14) There Is No Assurance That an Investor Will Receive Cash Distributions Which Could Result in an Investor Receiving Little or No Return on His or Her Investment.

Distributions are payable at the sole discretion of our board of directors. We do not know the amount of cash that we will generate, if any, once we have more productive operations. Cash distributions are not assured, and we may never be in a position to make distributions.

(15) The Penny Stock Rules Could Restrict the Ability of Broker-dealers to Sell Our Shares Having a Negative Effect on Our Offering.

The SEC has adopted penny stock regulations which apply to securities traded over-the- counter. These regulations generally define penny stock to be any equity security that has a market price of less than $5.00 per share or an equity security of an issuer with net tangible assets of less than $200,000 as indicated in audited financial statements, if the corporation has been in continuous operations for less than three years. Subject to certain limited exceptions, the rules for any transaction involving a penny stock require the delivery, prior to the transaction, of a risk disclosure document that contains certain information describing the nature and level of risk associated with investments in the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly account statements must be sent by the broker-dealer disclosing the estimated market value of each penny stock held in the account or indicating that the estimated market value cannot be determined because of the unavailability of firm quotes. In addition, the rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors (generally institutions with assets in excess of $200,000). These practices require that, prior to the purchase, the broker-dealer determined that transactions in penny stocks were suitable for the purchaser and obtained the purchaser's written consent to the transaction. If a market for our common stock does develop and our shares trade below $5.00 per share, it will be a penny stock. Consequently, the penny stock rules will likely restrict the ability of broker-dealers to sell our shares and will likely affect the ability of purchasers in the offering to sell our shares in the secondary market. Trading in our common stock will be subject to the "penny stock" rules. Due to the thinly traded market of these shares investors are at a much higher risk to lose all or part of their investment. Not only are these shares thinly traded but they are subject to higher fluctuations in price due to the instability of earnings of these smaller companies. As a result of the lack of a highly traded market in our shares investors are at risk of a lack of brokers who may be willing to trade in these shares.

Sarbanes Oxley Compliance - Of further note, an immediate and specific risk relates to the our ability to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act the failure of which could lead to loss of investor confidence in our reported financial information.

Pursuant to proposals related to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007, we will be required to furnish a report by our management on our internal control over financial reporting.  If we cannot provide reliable financial reports or prevent fraud, then our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

In order to achieve compliance with Section 404 of the Act within the prescribed period, we will need to engage in a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging.  In this regard, management will need to dedicate internal resources, engage outside consultants and adopt a detailed work plan.

During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404.  In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud.

ITEM 7.

FINANCIAL STATEMENTS

Financial Statements

TABLE OF CONTENTS

Page

Independent Auditor’s Report

13

Balance Sheet – December 31, 2007 and December 31, 2006

14

Income Statements for the Twelve Months Ended December 31, 2007 and 2006

15

Statements of Changes in Stockholders’ Equity for the Twelve Months

Ended December 31, 2007 and 2006

 16

Statements of Cash Flows for the Twelve Months Ended December 31, 2007 and 2006

 17

Notes to Financial Statements

 18

Randall N. Drake, C.P.A., P.A.

1981 Promenade Way

Clearwater, Florida 33760

Phone: (727) 536-4863

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Technology Resources, Inc.

We have audited the accompanying balance sheet of Technology Resources, Inc. as of December 31, 2007 and the related statements of operations, stockholders’ equity, and cash flows for the period ended December 31, 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Resources, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/Randall N. Drake, CPA, PA Randall N. Drake, CPA, PA

Clearwater, Florida

January 31, 2008

Technology Resources, Inc.

Balance Sheet

For the Twelve Months Ended December 31, 2007 and 2006

ASSETS
	2,007	2,006
Current Assets:
Cash and Cash Equivalents	$ 127	$ 1,017
Accounts Receivable Trade	-	-
Total Current Assets	127	1,017
Fixed Assets:
Furniture and Equipment	19,954	19,954
Less: Accumulated Depreciation	(19,361)	(19,161)
Total Fixed Assets	593	793

Other Assets:
Investment in Wholly-Owned Subsidiary (Note G)	79	-
Total Other Assets	79	-
TOTAL ASSETS	$ 799	$ 1,810
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 21,748	$ 3,500
Provision for Income Taxes	50
Due to Stockholders	-	21,914
Line-of-Credit-Wachovia Bank (Note C)	34,720	34,635
	56,518	60,049
TOTAL LIABILITIES	56,518	60,049
Stockholders' Equity:
Common Stock, $.001 par value, 50,000,000 shares authorized
15,360,000 shares issued and outstanding ( Note F)	1,024	1,024
Paid-In-Capital	130,000	130,000
Retained Earnings	(186,743)	(189,263)
Total Equity	(55,719)	(58,239)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 799	$ 1,810
See accompanying notes and accountant's report.

Technology Resources, Inc.

Income Statement

For the Twelve Months Ended December 31, 2007 and 2006

	2007	2006

Net Revenues	$56,583	$3,603

Operating Expenses:
Bank Service Charges	125	273
Charity	25	0
Computer repairs	886	1,200
Depreciation Expense	200	616
Directors Fee	100	0
Dues & Subscriptions	100	0
Interest Expense	3,495	3,245
Internet Expense	2,122	1,438
Licenses and Permits	0	281
Miscellaneous expenses	3,549	0
Office supplies	2,015	307
Postage and Delivery	245	78
Professional Fees	12,594	11,402
Repairs and Maint.	0	60
Contract Labor	27,257	0
Officers' Compensation	0	24,000
Taxes and Licenses	47	72
Telephone	1,312	1,432
	$54,073	$44,404

Income (Loss) From Operations	$ 2,510	$ (40,801)
Interest Income	59	3
Provision for Income Taxes	-50	0
September 30, 2007 and 2006
Net Income (Loss)	$2,519	$ (40,798)

Earnings per common share:
Net Income (Loss) per share	0.00223	(0.04080)

See accompanying notes and accountant's report.

Technology Resources, Inc.

Statement of Changes in Stockholders’ Equity

For the Twelve Months Ended December 31, 2007 and 2006

	Common Stock		Contributed	Retained
	Shares	Amount	Capital	Earnings	Total

Balances at January 1, 2006	1,000,000	$1,000	$106,000	-$148,466	-$41,466

Issuance of Common Stock	24,000	$24			$24

Contributed Non-Cash Officers'
Compensation			$24,000		$24,000

Net Income (Loss)				-$40,797	-$40,797

Balances at December 31, 2006 &	1,024,000	$1,024	$130,000	-$189,263	-$58,239
January 1, 2007

15:1 Stock Split September 3, 2007	14,336,000	$0			$0
(Note F)

Net Income (Loss) $1 rounding				$2,520	$2,520

Balances at December 31, 2007	15,360,000	$1,024	$130,000	-$186,743	-$55,719

Technology Resources, Inc.

Statement of Cash Flows

For the Twelve Months Ended December 31, 2007 and 2006

	2007	2006
OPERATING ACTIVITIES:
Net Income (Loss)	$2,519	-$40,798

Add back non-cash items
Depreciation and Amortization	200	616
Non-Cash Officers' Compensation		24,000
(Increase) Decrease in:
Accounts Receivable	0	0
Increase (Decrease) in:
Accounts Payable	18,261	-5,682
Other Current Liabilities	50	0
	$21,030	-$21,864
INVESTING ACTIVITIES:
Investment in Wholly Owned Subsidiary	79	0
	79	0
FINANCING ACTIVITIES:
Issuance of Common Stock	0	24
Line of credit	-85	574
Shareholder Loans	-21,914	21,914
	-21,999	22,512
NET CASH INCREASE (DECREASE) FOR THE YEAR	-890	648
BEGINNING CASH	1,017	369
ENDING CASH	$127	$1,017

Technology Resources, Inc.

Notes to Financial Statements

December 31, 2007 and 2006

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

Technology Resources, Inc.

Notes to Financial Statements

December 31, 2007 and 2006

NOTE C – LINE-OF-CREDIT

The company maintains a $35,000.00 renewable line-of-credit with Wachovia Bank. The line-of-credit is secured by the personal guarantee of the company shareholders. Interest is payable monthly at a rate of 11.50% per annum. The total unused credit line available at December 31, 2007 is $280 and 2006 is $365.

NOTE D - INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes, if and when applicable, related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting.  Any deferred taxes would represent the future tax return consequences of those differences, which will either be taxable when the assets and liabilities are recovered or settled. During the year ended December 31, 2007, the Corporation has available net operating loss carryforward in the amount of $20,485.  At December 31, 2006 the net operating loss carry forward was  $1370.

NOTE E – EARNINGS PER COMMON SHARE

Earnings (Loss) per common share of $.00223 were calculated based on a net income (loss) numerator of $2519.divided by a denominator of the weighted average shares of outstanding common stock for the period ended December 31, 2007.  Earnings (Loss) per common share of  $(.004080) calculated based on a net loss of $(40,798) for the period ended December 31, 2006.

NOTE F – STOCK ISSUANCE

On September 3, 2007 the board of directors unanimously approved a stock dividend of fifteen shares (15) for each one (1) share owned by shareholders of record as of September 3, 2007.  The Company’s counsel notified NASDAQ of the stock dividend.

Due to the large percentage change in total shares, the company is accounting for the stock dividend as a stock split and therefore reflecting no change to the equity capital accounts.

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

On September 10, 2007 in keeping with the new direction and business strategy of the Company the following Directors submitted their resignations as Directors effective September 14, 2007: Leo J. Henning; Lou Maki; Paul Vandemortele; Laurel Lee Miller; Emily Lee; and Chairman William L. Lee.  These directors resigned as board members but maintained their positions as Officers in Technology Resources, Inc.  Simultaneously the Board of Directors of the Company appointed David Rees to serve as the Company’s sole Director effective September 14, 2007.  Mr. Rees has been specializing in mergers and acquisitions as well as structured financing agreements for many years and brings a wealth of knowledge to the Company in pursuit of its new business strategy and direction.

Technology Resources, Inc.

Notes to Financial Statements

December 31, 2007 and 2006

NOTE H – SUBSEQUENT EVENTS

After completion of the Company’s due diligence regarding a bid for acquiring substantially all of the Company’s issued and outstanding stock and careful consideration by the Board of Directors and Officers of the Company, the Company decided not to pursue the transactions set forth in the letter of intent that was reported on the Form 8-K filed by the Company on October 23, 2007.  The Company has determined that it is in its best interest of the Company to pursue other options.

The Company received an unsolicited offer to do a business combination with a Hawaii-based manufacturing firm in the latter part of 2007. On December 14, 2007 the Company received a formal Letter of Intent from this entity to obtain the controlling portion of Technology Resources, Inc. The Company has entered into an agreement with this shoe and apparel design and manufacturing company. This Hawaii-based company was formed in 2005 and has experienced growth both domestically and internationally.   The Company intends to close the proposed transaction as soon as practicable and is diligently working to this end.  An agreement was  reached between the Company and this Hawaii-based firm on January 10, 2008.

ITEM 8:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTSON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:

 CONTROLS AND PROCEDURES

Our chief executive officer who also acts as our chief financial officer evaluated our disclosure controls and procedures as of the end of the period covered by this report and concluded that our controls and procedures are effective.

During the fourth quarter of the year ended December 31, 2007, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, and no significant deficiencies or material weaknesses of internal controls that would require corrective action were identified during that period.

At the end of 2008, our independent registered public accountants will be required to audit management’s assessment. We have not yet started the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountants to provide their attestation report. This process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and re-mediated.

ITEM 8B:

 OTHER INFORMATION

Subsequent to our year-end, we filed the following 8K’s related to a series of transactions which ultimately will result in a change of control and change in our business operations.

On January 4, 2008, we filed a Form 8K with the Securities and Exchange Commission  regarding the following items:

•

The decision not to pursue the transactions set forth in the letter of intent that was reported on the Form 8-K filed by the Company on October 23, 2007 and the reasoning that it was not in the best interest of the Company to proceed in another direction.

•

An unsolicited offer to do a business combination with another company and the entrance into an agreement with a shoe and apparel design and manufacturing company located in Hawaii. The Hawaii-based company was formed in 2005 and has experienced growth throughout the United States and internationally.   The Company intends to close the proposed transaction as soon as practicable.

PART III

ITEM 9:

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSON AND COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Officers and Directors

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Position Held	Director Since
William S. Lee	66	CEO and President
David M. Rees	41	Director	September 14, 2007
Lou Maki	62	CFO

Background and Business Experience

William Lee has served as our President and CEO since our incorporation in 1996. Mr. Lee began his tenure at the company being responsible for all of the day to day operations. This included sales, marketing for job orders, bookkeeping/accounting, interviewing of candidates and the scheduling of interviews with client companies. The responsibility of hiring and training all new employees fell on Mr. Lee. He developed the necessary job descriptions and company manual providing all the policies and procedures of the company. In coordination with his accountants he set the internal controls over the accounting and financial management of the company. During his ten (10) years as the President he developed the necessary relationships with major clients. We believe it is his communication skills that have made the company known as the quality provider in technology candidates to hi-tech companies. Our client companies have stated that it is the thorough understanding of technology positions, their requirements and Mr. Lee’s ability to match a candidate’s abilities to a position. It is our belief that this requires a level of communication between Mr. Lee, the client company and a candidate that demonstrates his high level of communication skills. Mr. Lee is a member of the Data Processing Management Association; National Association of Accountants; and the American Management Association.

- Lou Maki, Treasurer, has a Bachelor's degree in Marketing. Since 1983, Mr. Maki has also been the President of Maki & Co., an Executive Search firm in Vancouver, Washington, serving the Information Technology environment. As the President of Maki & Co. he is responsible for the strategic planning as well as operations of the company. Mr. Maki served as a medical officer in Vietnam with the U.S. Army Special Forces.  We consider his input and feedback on strategic planning and financial planning invaluable to TRI.  Lou Maki serves as Treasurer and CFO on an unpaid basis and no payments have accrued for past unpaid periods nor will any accrue for future unpaid periods.

- David M. Rees, Director, is a partner in the Salt Lake City, Utah law firm of Vincent & Rees, L.C. Mr. Rees has been specializing in mergers and acquisitions as well as structured financing for many years.  Mr. Rees has served as general counsel to numerous public and private companies as well as being a vice-president for a large investment banking firm.  Mr. Rees received his B.A. from Weber State University and his J.D. from New York University.

Involvement in Other Public Companies

Our director, David M. Rees, currently serves on the boards of directors of two other public companies, Well Renewal, Inc. (WRNW) and Diversified Oil and Gas Holdings, Inc. (DVFI).  Mr. Rees also serves as chief executive officer of each of WRNW and DVFI.

Significant Employees

The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company’s business.

Term of Office

The term of office for our directors is one year, or until a successor is elected and qualified at the Company's annual meeting of shareholders, subject to ratification by the shareholders.  The term of office for each officer is one year or until a successor is elected and qualified and is subject to removal by the Board.

Family Relationships

William Lee’s wife, Emily Lee, has been retained by the company as an independent contractor.

Section 16(a) Beneficial Ownership Reporting Compliance

Our common shares are registered under the Securities and Exchange Act of 1934 and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2007, we believe that all required forms were filed timely.

During the past five years, no director, officer, promoter or control person:

•

has filed a petition under federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in  which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•

was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor  offenses);

•

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting  his/her involvement in any type of business, securities or  banking  activities;

•

was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission, to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

Code of Ethics

We have adopted a code of ethics for our principal executive and financial officers.

Corporate Governance

Nominating Committee

We do not have a standing nominating committee or a committee performing similar functions nor do we have any procedures in place by security holders may recommend nominees to board of directors. (407c3)

Audit Committee Financial Expert

Because we have minimal operations we do not have an audit committee serving at this time. Accordingly, we do not have an audit committee financial expert serving on an audit committee.

ITEM 10.

EXECUTIVE COMPENSATION

Compensation

No compensation was paid to our management for the year ended December 31, 2007.

Director Compensation

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

Outstanding Equity Awards

None

Options/SAR Grants in the Last Fiscal Year

None.  We have no outstanding options or stock appreciation rights.

Options/SAR Exercises in the Last Fiscal Year

None.  We have no outstanding options or stock appreciation rights.

Long Term Incentive Plan Awards in the Last Fiscal Year

None. We have no long-term incentive plans.

ITEM 11:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  & MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than 5% of any class of our voting securities as of January 31, 2008.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 15,360,000 shares of common stock outstanding at that date.

Name and Address of

Amount and Nature

Beneficial Owners

of Beneficial Ownership

Percentage of Class

Emily J. Lee

4,170,000

27.148%

3066 Landmark Blvd.

Apartment 1305

Palm Harbor, FL  34684

William S. Lee

4,170,000

27.148%

3066 Landmark Blvd.

Apartment 1305

Palm Harbor, FL  34684

Security Ownership of Management

The following table sets forth the ownership by each of directors and officers of any class of our voting securities as of the latest practicable date, January 31, 2008.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 15,360,000 shares of common stock outstanding at that date.

MANAGEMENT

Name and Address of

Amount and Nature

Beneficial Owners

of Beneficial Ownership

Percentage of Class

William S. Lee

4,170,000

27.148%

3066 Landmark Blvd.

Apartment 1305

Palm Harbor, FL  34684

Lou Maki

            75

0.00%

7557 Delaware Lane

Vancouver, WA  98664

Securities Authorized for Issuance under Equity Compensation Plans

None. We have no equity compensations plans.

ITEM 12:

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following information summarizes transactions we have either engaged in during the last two years, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons which equals either $120,000 or an aggregate one percent of the average of our total assets at the year end of our last three fiscal years, whichever is less:

After completion of the Company’s due diligence regarding a bid for acquiring substantially all of the Company’s issued and outstanding stock and careful consideration by the Board of Directors and Officers of the Company, the Company decided not to pursue the transactions set forth in the letter of intent that was reported on the Form 8-K filed by the Company on October 23, 2007.  The Company has determined that it is in its best interest of the Company to pursue other options.

The Company received an unsolicited offer to do a business combination with a Hawaii-based manufacturing firm in the latter part of 2007. On December 14, 2007 the Company received a formal Letter of Intent from this entity to obtain the controlling portion of Technology Resources, Inc. The Company has entered into an agreement with this shoe and apparel design and manufacturing company. This Hawaii-based company was formed in 2005 and has experienced growth both domestically and internationally.   The Company intends to close the proposed transaction as soon as practicable and is diligently working to this end.  An agreement was  reached between the Company and this Hawaii-based firm on January 10, 2008.

Resolving Conflicts of Interest

Our directors must disclose all conflicts of interest and all corporate opportunities to the entire board of directors. Any transaction involving a conflict of interest  will be conducted on terms not less favorable than that which could be obtained from an unrelated third party.

Director Independence

We believe Leo J. Henning, Lou Maki, Paul Vandemortele, Laurel Lee Miller, Emily Lee and William Lee who acted as a directors from through September 14, 2007 and David M. Rees who became a director subsequent to the date of this report are both independent directors as defined under NASD Rule 4200(a)(15).

ITEM 13:

EXHIBITS

3.1

Articles of Incorporation Technology Resources, Inc. (1)

3.2

By-laws (1)

31.1

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2

Certification of Principal Financial Officer pursuant to Section 302 of the

Sarbanes-Oxley Act of 2003(2)

32.1

Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2

Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)

Filed as part of our initial registration on Form SB-2 with the Securities and Exchange Commission on October 2, 2002

(2)

Filed herewith

ITEM 14:

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statement and review of financial statements included in our reports on Form 10-QSB and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $4,000 for December 31, 2006 and $6,500 for December 31, 2007.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $0 for our year ended December 31, 2007 and 2006.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

Audit Committee

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 1, 2008

 TECHNOLOGY RESOURCES, INC.

By:   /s/William S. Lee

William S. Lee

President & CEO

Principal Executive Officer

/s/ Lou Maki

Lou Maki

CFO

Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 1, 2008

/s/ William S. Lee

William S. Lee

President & CEO

Principal Executive Officer

/s/ Lou Maki

Lou Maki

CFO

Principal Financial Officer

/s/ David M. Rees

David M. Rees

Director