Form 10QSB
period 2008-03-31
TECHNOLOGY RESOURCES INC
filed 2008-05-07
CIK 1176231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

We have reviewed the accompanying balance sheets of Technology Resources, Inc. as of March 31, 2008 and 2007 and the related statements of operations and cash flows for the three months periods then ended. These financial statements are the responsibility of the company’s management.

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

Randall N. Drake, CPA, PA
Randall N. Drake, CPA, PA

Clearwater, Florida

April 30, 2008

Technology Resources, Inc.

Balance Sheet

As of March 31, 2008 and March 31, 2007

Unaudited

	2008	2007
ASSETS
Current Assets
Checking/Savings
Cash in Bank	$65	$18,190
Total Checking/Savings	65	18,190
Total Current Assets	$65	$18,190
Fixed Assets
Furniture and Equipment	19,954	19,954
Less Accumulated Depreciation	(19,361)	(19,161)
Total Fixed Assets	593	793
Other Assets
Investment in Wholly Owned Sub	79	0
Total Other Assets	79	0
TOTAL ASSETS	737	18,983
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Other Current Liabilities
Accounts Payable	21,675	1,200
Due to Shareholders	4,450	1,443
Line of Credit	34,720	34,635
Sales Tax Payable OH	0	2,733
Provision for Income Taxes	12	3,057
Total Other Current Liabilities	60,857	43,068
Total Current Liabilities	60,857	43,068
Total Liabilities	60,857	43,068
Stockholders' Equity
Common Stock, $.001 par value, 50,000,000 shares authorized	1,024	1,024
15,360,000 shares issued and outstanding
Paid in Capital	130,000	82,000
Retained Deficit	(191,144)	(107,109)
Total Equity	(60,120)	(24,085)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$737	$18,983
See accompanying notes and accountant's report.

Technology Resources, Inc.

Statement of Operations

For the Three Months Ended March 31, 2008 and 2007

Unaudited

	2008	2007
Revenue
Net Revenues	$0	$41,008
Operating Expenses
Bank Service Charges	30	45
Computer and Internet Expenses	409	170
Interest Expense	799	877
Internet Expense	0	260
Office Supplies	96	986
Postage	20	40
Professional Fees	2,823	1,200
Telephone	224	219
Total Expense	4,401	3,797
Net Operating Income	(4,401)	37,211
Other Expense
Corporate Income Tax Expense	0	3,057
Net Income	($4,401)	$34,154

Earnings per Common Share	(0.004)	0.030

See accompanying notes and accountant's report.

Technology Resources, Inc.

Statement of Cash Flows

For the Three Months Ended March 31, 2008 and 2007

Unaudited

	2008	2007

OPERATING ACTIVITIES:
Net Income (Loss)	-$4,401	$34,154

Increase (Decrease) in:
Accounts Payable	-73	-2,300
Other Current Liabilities	-38	5,790
Net Increase (Decrease) from Operating Activities	-$4,512	$37,644

FINANCING ACTIVITIES:
Shareholder Loans	4,450	-20,471
Net Increase (Decrease) from Financing Activities	4,450	-20,471

NET CASH INCREASE (DECREASE) FOR THE PERIOD	-62	17,173

BEGINNING CASH JANUARY 1, 2008 AND 2007	127	1,017

ENDING CASH MARCH 31, 2008 AND 2007	$65	$18,190

See accompanying notes and accountant's report.

Technology Resources, Inc.

Notes to Financial Statements

March 31, 2008 and 2007

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

Shareholder Loans

Shareholder loans consist of amounts advanced from the Company.  These amounts are non-interest bearing and payable on demand.

NOTE C – LINE-OF-CREDIT

The company maintains a $35,000.00 renewable line-of-credit with Wachovia Bank. The line-of-credit is secured by the personal guarantee of the company shareholders. Interest is payable monthly at a rate of 11.50% per annum. The total unused credit line available at March 31, 2008 is $280.

NOTE D - INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes, if and when applicable, related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting.  Any deferred taxes would represent the future tax return consequences of those differences, which will either be taxable when the assets and liabilities are recovered or settled.  The company fully utilitzed all available net operating losses at December 31, 2007.

NOTE E – EARNINGS PER COMMON SHARE

Earnings (Loss) per common share of ($0.004) and $0.03 were calculated based on net income (loss) numerators of $(4401) and $34,154. divided by denominators of the weighted average shares of outstanding common stock for the periods ended March 31, 2008 and 2007 respectively.

NOTE F – BUSINESS COMBINATION AGREEMENT

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

NOTE G – RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2007. The corporation has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.

END OF NOTES

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

Alternative Business Strategy

Since our Registration Statement has been declared effective, the Company has actively been seeking capital from Investment Banks and Private and Venture Capitalists.  As of the date of the filing of this report, the Company has not been able to secure additional capital on terms favorable to the Company and its stockholders.  The Officers and Directors have determined that it must consider alternative methods of maintaining and increasing company revenues as well as shareholder value.  They have determined that strategic alliances, joint ventures, roll-ups, or acquisitions should be considered as a part of a prudent business plan for the future.  The Company has begun considering these latter approaches as all efforts at seeking capital have been unsuccessful.  The Officers and Director believe they are responsible for maintaining the Company operations as well as increasing shareholder value and will pursue an alternative method as described above when and if necessary.

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

Operating Results for Three Months Ended March 31, 2008 Compared To March 31, 2007 (Unaudited)

Revenues. For the three months ended March 31, 2008, revenues were $0, compared to $41,008 for the three months ended March 31, 2007. The decrease in revenues of is largely due to the significant downturn in the economy, which has, in turn affected the job placement market.

Expenses. Cost of Revenues increased to $4,401 for the three months ended March 31, 2008 from $3,797 for the three months ended March 31, 2007. The increase in cost of revenues of $604 is largely due to our increase in professional fees.

Income before Taxes. Income before taxes for the three months ended March 31, 2008 was ($4,401).  The decrease is due to the difficulty placing potential employees.

Provision for Income Taxes.  Provision for income taxes was $0 for the three months ended March 31, 2008.

Net Income. For the three months ended March 31, 2008 and 2007, our net income was ($4,401) and $34,154 respectively, a decrease of $34,154.  This decrease in net income is due our decrease in revenues.

Liquidity and Capital Resources

As of March 31, 2008, we had cash and cash equivalents of $65.  We believe that our currently available working capital, and the continued reduction in loans due from shareholders, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Cash Flow for Three Months ended March 31, 2008 compared to March 31, 2007 (Unaudited)

Operating Activities.  For the periods ended March 31, 2008 and 2007, our operating activities provided ($4,512) and $37,644 respectively. Cash provided in the period ended March 31, 2008 was mainly due to the decrease in Net Revenues.

Investing Activities.  For the period ended March 31, 2008, we had no investing activities.

Financing Activities. Net cash used by financing activities in the period ended March 31, 2008 was $4,450 and net cash provided by financing activities in the period ended March 31, 2007 was ($20,471).

Seasonality of our Sales

Our operating results and operating cash flows historically have not been subject to seasonal variations. We do not anticipate a change in the patterns due to seasonality at this time.

Inflation

Inflation does not materially affect our business or the results of our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3.  CONTROLS AND PROCEDURES

Disclosure Controls

An evaluation was carried out, under the supervision and with the participation of our management, including David Rees, Director, William Lee, our President and Chief Executive Officer, and Lou Maki our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-QSB.   Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.  Based on that evaluation, Messrs. Rees, Lee, and Maki concluded that, as of March 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the quarter ending March 31, 2008 that was not reported in a current report on Form 8-K.

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

Business Combination

We received an unsolicited offer to do a business combination with a shoe and apparel design and manufacturing company located in Hawaii.  The Hawaii-based company was formed in 2005 and has experienced growth throughout the United States and internationally.   We have entered into an agreement with the Hawaii-based company and we intend to close the proposed transaction as soon as practicable.

ITEM 6.  EXHIBITS

Exhibit Number		Description
3.1	*	Amended and Restated Articles of Incorporation
3.2	*	By-Laws
3.3	*	Original Articles of Incorporation
3.4	*	Amended Articles of Incorporation

10.1	*	Affinion Agreement
10.2	*	Agent Logic Contract
10.3	*	Booz Allen Hamilton Agreement
10.4	*	Knightsbridge Contract
10.5	*	Pacific Crest Agreement
10.6	*	Pacific Crest Addendum
10.7	*	Macro Solutions Agreement
10.8	*	Macro Solutions Addendum
10.9	*	Maki & Co. Agreement
10.10	*	White Agreement
10.11	*	Wachovia Line of Credit Agreement
31.1		Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	Form Letter to Selling Security Holders
99.2	*	BlaBlank Fee Split Agreement
*		Previously filed as an exhibit to the Registration Statement on Form SB-2 of Technology Resources, Inc. that became effective June 26, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY RESOURCES, INC.

Dated: May 5, 2008	/s/ WILLIAM S. LEE
William S. Lee
Chairman and Chief Executive Officer

Dated: May 5, 2008	/s/ LOU MAKI
Lou Maki
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description
3.1	*	Amended and Restated Articles of Incorporation
3.2	*	By-Laws
3.3	*	Original Articles of Incorporation
3.4	*	Amended Articles of Incorporation
10.1	*	Affinion Agreement
10.2	*	Agent Logic Contract
10.3	*	Booz Allen Hamilton Agreement
10.4	*	Knightsbridge Contract
10.5	*	Pacific Crest Agreement
10.6	*	Pacific Crest Addendum
10.7	*	Macro Solutions Agreement
10.8	*	Macro Solutions Addendum
10.9	*	Maki & Co. Agreement
10.10	*	White Agreement
10.11	*	Wachovia Line of Credit Agreement
31.1		Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	Form Letter to Selling Security Holders
99.2	*	BlaBlank Fee Split Agreement
*		Previously filed as an exhibit to the Registration Statement on Form SB-2 of Technology Resources, Inc. that became effective June 26, 2007.