Form 10-Q
period 2008-06-30
TECHNOLOGY RESOURCES INC
filed 2008-08-19
CIK 1176231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-132796

TECHNOLOGY RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

FLORIDA	59-3364116
(State or other jurisdiction of	(I.R.S. Tax. I.D. No.)
incorporation or organization)

77-6360 Halawai Place Kailua Kona, HI, 96740
(Address of Principal Executive Offices)

(808) 329-4809
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days..   Yes    X       No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes             No     X

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2008, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	30,720,000

Transitional Small Business Disclosure Format (check one): Yes ____         No   X

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Financial Statements

Technology Resources, Inc.

As of June 30, 2008 (unaudited) and December 31, 2007

And for the Three and Six Months Ended June 30, 2008 (unaudited), 2007 (unaudited)

Contents

Financial Statements:

Report of Independent Registered Public Accounting Firm	4
Balance Sheets June 30, 2008 (unaudited) and December 31, 2007 (audited)	5
Statements of Operations (unaudited)	6
Statements of Cash Flows (unaudited)	7
Notes to Financial Statements (unaudited)	8-11

Randall N. Drake, C.P.A., P.A.

1981 Promenade Way

Clearwater, Florida 33760

Phone: (727) 536-4863

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Technology Resources, Inc.:

We have reviewed the accompanying balance sheets of Technology Resources, Inc. as of June 30, 2008 and the related statements of operations and cash flows for the three and six month periods ended June 30, 2008 and 2007. These financial statements are the responsibility of the company’s management.

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

/s/ Randall N. Drake, CPA, PA
Randall N. Drake, CPA, PA

Clearwater, Florida

August 18 , 2008

Technology Resources, Inc.

Balance Sheet

	As of June 30, 2008 (unaudited)	As of December 31, 2007 (audited)
ASSETS

Current Assets
Cash in Bank	$ 70	$ 127
Total Current Assets	70	127

Fixed Assets
Furniture and Equipment	19,954	19,954
Less Accumulated Depreciation	(19,954)	(19,361)
Total Fixed Assets	-	593

Other Assets
Investment in Wholly Owned Sub	79	79
Total Other Assets	79	79

TOTAL ASSETS	$ 149	$ 799

LIABILITIES & STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	$ 2,000	$ 21,798
Due to Shareholders	60,340	-
Line of Credit	-	34,720
Total Current Liabilities	62,340	56,518
Total Liabilities	62,340	56,518

Stockholders' Deficit
Common Stock, $.001 par value, 50,000,000 shares authorized 30,720,000 shares issued and outstanding as of June 30, 2008 (unaudited) and December 31, 2007 (audited)	30,720	30,720
Paid in Capital	100,304	100,304
Accumulated Deficit	(193,215)	(186,743)
Total Stockholders' Deficit	(62,191)	(55,719)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 149	$ 799

See accompanying notes and accountant’s report.

Technology Resources, Inc.
Statement of Operations
For the Three and Six Months Ended June 30, 2008 and June 30, 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenue	$ -	$ 18,475	$ -	$ 59,483

Operating Expenses
Computer and Internet Expenses	-	612	409	1,042
Depreciation Expense	593	100	593	100
Interest Expense	203	878	1,002	1,755
Office Supplies and Miscellaneous	59	946	205	2,017
Professional Fees	990	41	3,813	1,241
Telephone	226	332	450	551
Total Expenses	2,071	2,909	6,472	6,706
Net Income (Loss) from Operations	(2,071)	15,566	(6,472)	52,777

Other Income (Expenses)
Interest Income	-	55	-	55
Provision for Income Taxes	-	(1,921)	-	(4,978)
Total Other Income (Expenses)	-	(1,866)	-	(4,923)

Net Income (Loss)	$ (2,071)	$ 13,700	$ (6,472)	$ 47,854

Earnings per Common Share	$ (0.00)	$ 0.00	$ (0.00)	$ 0.00
Weighted Average Common Shares	30,720,000	30,720,000	30,720,000	30,720,000

See accompanying notes and accountant’s report

Technology Resources, Inc.

Statement of Cash Flows

For the Six Months Ended June 30, 2008 and June 30, 2007

(Unaudited)

	June 30,	June 30,
	2008	2007

OPERATING ACTIVITIES:
Net (Loss) Income	$ (6,472)	$ 47,854
Adjustments to reconcile net loss to cash used in and provided by operating activities:
Depreciation	593	100
Increase (Decrease) in:
Accounts Payable	(19,798)	(3,500)
Other Current Liabilities	-	4,977
Net (Decrease) Increase from Operating Activities	(25,677)	49,431

FINANCING ACTIVITIES:
Repayment of Line of Credit	(34,720)	-
Shareholder Loans	60,340.	(37,470)
Net provided by (used in) Financing Activities	25,620.	(37,470)

NET CASH (DECREASE) INCREASE FOR THE PERIOD	(57)	11,961

BEGINNING CASH APRIL 1, 2008 AND 2007	127	1,017

ENDING CASH JUNE 30, 2008 AND 2007	$ 70	$ 12,978

See accompanying notes and accountant's report

Technology Resources, Inc.

Notes to Financial Statements (Unaudited)

June 30, 2008 and June 30, 2007

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated March 1, 1996 in the State of Florida.  The Company is in the business of providing placement services in the field of technical and executive personnel.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month periods ended June 30, 2008 and 2007; (b) the financial position at June 30, 2008, and (c) cash flows for the six month periods ended June 30, 2008 and 2007, have been made.

The unaudited financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2007 and 2006 and notes thereto in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the entire year.

Certain reclassifications have been made to prior reported amounts.  These reclassifications were made for the purpose of comparability to the current information presented and any reclassifications are considered immaterial.

Use of Estimates

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Fixed Assets

Furniture and equipment is stated at cost.  Depreciation is computed using accelerated methods over the estimated useful lives of the assets (five years for furniture and equipment).  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted.  Based upon its most recent analysis, the Company believes that no impairment of furniture and equipment existed as of December 31, 2007.

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

Shareholder Loans

Shareholder loans consist of amounts advanced from the Company.  These advances are non-interest bearing and payable on demand.   Advances are intended to be temporary; therefore no interest is imputed on the amounts advanced by shareholders.

NOTE C – LINE-OF-CREDIT

The company maintains a $35,000.00 renewable line-of-credit with Wachovia Bank. The line-of-credit is secured by the personal guarantee of the company shareholders. Interest is payable monthly at a rate of 11.50% per annum. The total unused credit line available at June 30, 2008 is $35,000.

NOTE D - INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes, if and when applicable, related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting.  Any deferred taxes would represent the future tax return consequences of those differences, which will either be taxable when the assets and liabilities are recovered or settled.  The company fully utilized all available net operating losses at December 31, 2007.

NOTE E – EARNINGS PER COMMON SHARE

The Company follows SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. There are no share equivalents and, thus, anti-dilution issues are not applicable.   For comparative purposes, the weighted average shares were restated from prior periods to reflect subsequent stock splits.

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

NOTE G – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. There was no material impact on the overall results of operations, cash flows, or financial position from the adoption of FIN 48.

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141(revised 2007), Business Combinations, which replaces SFAS No. 141.  The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  SFAS No. 141(R) is effective for the Company beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The adoption of SFAS No. 157 did not have a material impact on the Company's financial condition or results of its operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The adoption of SFAS No. 159 did not have a material impact on the Company's financial condition or results of its operations.

In December 2007, the FASB issued SFAS No. 160; Noncontrolling Interest in Consolidated Financial Statements, and amendment of ARB 51, which changes the accounting and reporting for minority interest.  Minority interest will be recharacterized as noncontrolling interest and will be reported as component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the date of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS No. 160 is effective for the Company beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  The Company is not part of a consolidating group and currently is not affected by this pronouncement.

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 161 will not impact the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not currently expect the adoption of SFAS 162 to have a material effect on our results of operations and financial condition.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. As we do not have convertible debt at this time, we currently believe the adoption of FSP APB 14-1 will have no effect on our results of operations and financial condition.

NOTE H – EQUITY TRANSACTIONS

Completion of Disposition of Assets and Change of Control

On May 20, 2008, the Company’s majority shareholders, Emily Lee and William S. Lee, completed the transaction set forth in the Majority Stock Purchase Agreement entered into on January 4, 2008 with certain Majority Purchasers.  Pursuant to the terms of the Majority Stock Purchase Agreement, the Majority Purchasers have transferred to Emily and William S. Lee a total consideration of $422,360 to purchase an aggregate of 7,940,000 shares.  A change of control of the Company has occurred.  51.69% of the issued and outstanding shares of the Company have been transferred at an average purchase price of $.071 per share.  Pursuant to the transactions completed by the Stock Purchase Agreement above, there has been a change of control in the Company.

Stock Dividend

On May 20, 2008 the Company approved a dividend for all shareholders at a rate of 2:1.  Following the issuance of the dividend, the Company had a total of 30,720,000 shares of common stock issued and outstanding.    The stock dividend is effectively a stock split and therefore the Company has retroactively treated the outstanding shares of prior periods presented as if the stock split was effective as of the prior period.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Cautionary Notice Regarding Forward-Looking Statements

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on form 10-KSB and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Economic and Industry Wide Factors Relevant to our Company

We do not foresee any particular economic or industry factors that may have an immediate economic impact on our business.  Unemployment is low and the demand for skilled personnel of the type we place is steady to strong.  There has been a shift in the last three (3) years to have some skilled positions transferred overseas; however this has not had an impact on our business due to the stable relationships we enjoy with our client companies.

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

Operating Results for Three and Six Months Ended June 30, 2008 Compared To June 30, 2007 (Unaudited)

Revenues. For the three and six months ended June 30, 2008, revenues were $0 and $0, compared to $18,475 and $59,482 for the three and six months ended June 30, 2007. The decrease in revenues of is largely due to the significant downturn in the economy, which has, in turn affected the job placement market.

Operating Expenses. Costs remained consistent for the periods.  Operating expenses for the three and six months ending June 30, 2008 were $2,071 and $6,472, respectively and $2,909 and $6,706 for the three and six months ended June 30, 2007.   The expenditures are consistent with the activities of employment search, regardless of placement success.

Income before Taxes. Income before taxes for the three and six months ended June 30, 2008 was a losses of $2,071 and $6,472, respectively.  These losses compare negatively to the net income of $15,556 and $52,777 reported for the three and six months ended June 30, 2007.  The decrease was due to no private placements being made in 2008.  The Company has found the current year economic environment challenging, resulting in losses due to the difficulty in placing potential employees.

Provision for Income Taxes.  Provision for income taxes was $0 for the three and six months ended June 30, 2008.

Net Income. Income before taxes for the three and six months ended June 30, 2008 was a losses of $2,071 and $6,472, respectively.  These losses compare negatively to the net income of $13,700 and $47,854 reported for the three and six months ended June 30, 2007.  The Company has found the current year economic environment challenging, resulting in losses due to the difficulty in placing potential employees.

Liquidity and Capital Resources

As of June 30, 2008, we had cash and cash equivalents of $70.  We believe that our currently available working capital, and the availability of the line of credit, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Cash Flow for the Six Months ended June 30, 2008 compared to June 30, 2007 (Unaudited)

Operating Activities.  For the periods ended June 30, 2008 and 2007, our operating activities provided ($25,677) and $49,431 respectively. Cash used in the period ended June 30, 2008 was mainly due to the decrease (payments to) Accounts Payable and trade creditors.

Investing Activities.  For the period ended June 30, 2008, we had no investing activities.

Financing Activities. Net cash provided by financing activities in the period ended June 30, 2008 was $25,620 and net cash used in financing activities in the period ended June 30, 2007 was ($37,470).   These resulted from borrowing from shareholders and principle repayments of the line of credit facility.

Seasonality of our Sales

Our operating results and operating cash flows historically have not been subject to seasonal variations. We do not anticipate a change in the patterns due to seasonality at this time.

Inflation

Inflation does not materially affect our business or the results of our operations.

Subsequent Events

There were no subsequent events to report.

Recent Accounting Pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during the year. The corporation has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  These recent pronouncements have been addressed in the footnotes to the unaudited financial statements.

Critical Accounting Policies

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since the filing of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

The company has limited resources and as a result, a material weakness in financial reporting currently exists.

A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  Management has determined that a material weakness exists due to a lack of segregation of duties, resulting from the Company's limited resources.

The Company’s management confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 20, 2008 the Company approved a dividend for all shareholders at a rate of 2:1.  Following the issuance of the dividend, the Company had a total of 30,720,000 shares of common stock issued and outstanding.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the quarter ending June 30, 2008 that was not reported in a current report on Form 8-K.

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

ITEM 6.  EXHIBITS

Exhibit Number		Description
3.1	*	Amended and Restated Articles of Incorporation
3.2	*	By-Laws
3.3	*	Original Articles of Incorporation
3.4	*	Amended Articles of Incorporation
10.1	*	Affinion Agreement
10.2	*	Agent Logic Contract
10.3	*	Booz Allen Hamilton Agreement
10.4	*	Knightsbridge Contract
10.5	*	Pacific Crest Agreement
10.6	*	Pacific Crest Addendum
10.7	*	Macro Solutions Agreement
10.8	*	Macro Solutions Addendum
10.9	*	Maki & Co. Agreement
10.10	*	White Agreement
10.11	*	Wachovia Line of Credit Agreement
31.1		Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	Form Letter to Selling Security Holders
99.2	** *	Blank Fee Split Agreement
*		Previously filed as an exhibit to the Registration Statement on Form SB-2 of Technology Resources, Inc. that became effective June 26, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY RESOURCES, INC.

Dated: August 18, 2008	/s/ CLIFF WALTERS
Cliff Walters
Chairman and Chief Executive Officer

Dated: August 18, 2008	/s/ SETH GAMBEE
Seth Gambee
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description
3.1	*	Amended and Restated Articles of Incorporation
3.2	*	By-Laws
3.3	*	Original Articles of Incorporation
3.4	*	Amended Articles of Incorporation
10.1	*	Affinion Agreement
10.2	*	Agent Logic Contract
10.3	*	Booz Allen Hamilton Agreement
10.4	*	Knightsbridge Contract
10.5	*	Pacific Crest Agreement
10.6	*	Pacific Crest Addendum
10.7	*	Macro Solutions Agreement
10.8	*	Macro Solutions Addendum
10.9	*	Maki & Co. Agreement
10.10	*	White Agreement
10.11	*	Wachovia Line of Credit Agreement
31.1		Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	Form Letter to Selling Security Holders
99.2	*	Blank Fee Split Agreement
*		Previously filed as an exhibit to the Registration Statement on Form SB-2 of Technology Resources, Inc. that became effective June 26, 2007.