Form 10-Q
period 2008-09-30
TECHNOLOGY RESOURCES INC
filed 2008-11-19
CIK 1176231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-132796

TECHNOLOGY RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

FLORIDA	59-3364116
(State or other jurisdiction of	(I.R.S. Tax. I.D. No.)
incorporation or organization)

77-6360 Halawai Place, Kailua Kona, HI, 96740
(Address of Principal Executive Offices)

(808) 329-4809
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days..   Yes☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2008, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	18,930,200

Transitional Small Business Disclosure Format (check one): Yes ☐         No ☒

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Financial Statements

Technology Resources, Inc.

As of September 30, 2008 (unaudited) and December 31, 2007

And for the Three and Nine Months Ended September 30, 2008 (unaudited), 2007 (unaudited)

Contents

Condensed Financial Statements:

Condensed Balance Sheets, September 30, 2008 (unaudited) and December 31, 2007 (audited)	4
Condensed Statements of Operation (unaudited)	5
Condensed Statements of Cash Flows (unaudited)	6
Notes to Condensed Financial Statements (unaudited)	7-11

Technologies Resources, Inc.
Condensed Balance Sheet

	As of	As of
	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS

Current Assets
Cash in Bank	$ 70	$ 127
Receivables from Related Party	906,610	-
Total Current Assets	906,680	127

Fixed Assets
Furniture and Equipment	19,954	19,954
Less Accumulated Depreciation	(19,954)	(19,361)
Total Fixed Assets	-	593

Other Assets
Investment in Wholly Owned Sub	79	79
Total Other Assets	79	79

TOTAL ASSETS	$ 906,759	$ 799

LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	$ 2,500	$ 21,798
Due to Shareholders	60,340	-
Line of Credit	-	34,720
Total Current Liabilities	62,840	56,518
Total Liabilities	62,840	56,518

Stockholders' Equity
Common Stock, $.001 par value, 50,000,000	18,930	30,720
shares authorized 18,930,200 shares issued and
outstanding as of September 30, 2008 (unaudited)
and December 31, 2007 (audited)
Paid in Capital	1,018,704	100,304
Accumulated Deficit	(193,715)	(186,743)
Total Stockholders' Equity	843,919	(55,719)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 906,759	$ 799

See accompanying notes to the condensed financial statements.

Technology Resources, Inc.
Condensed Statement of Operations
For the Three and Nine Months Ended September 30, 2008 and September 30, 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$-	$4,600	$-	$64,083

Operating Expenses
Computer and Internet Expenses	-	1,680	409	2,722
Depreciation Expense	-	50	593	150
Interest Expense	-	877	1,002	2,632
Office Supplies and Miscellaneous	-	522	205	2,539
Professional Fees	500	962	4,313	2,203
Telephone	-	432	450	983
Total Expenses	500	4,523	6,972	11,229
Net Income (Loss) from Operations	500	77	(6,972)	52,854

Other Income (Expenses)
Interest Income	-	3	-	58
Provision for Income Taxes	-	(995)	-	(5,973)
Total Other Income (Expenses)	-	(992)	-	(5,915)

Net Income (Loss) $	(500)	$(915)	$(6,972)	$46,939

Earnings per Common Share	$(0.01)	$(0.01)	$(0.01)	$0.01
Weighted Average Common Shares	18,930,200	18,930,200	18,930,200	18,930,200

See accompanying notes to the condensed financial statements.

Technology Resources, Inc.
Condensed Statement of Cash Flows
For the Nine Months Ended September 30, 2008 and September 30, 2007
(Unaudited)

	For the nine months ended
	September 30,
	2008	2007
OPERATING ACTIVITIES:
Net (Loss) Income	$ (6,972)	$ 46,939
Adjustments to reconcile net loss to cash used in:
and provided by operating activities
Depreciation	593	150
Changes in:
Accounts Receivable	-	(4,600)
Receivable from Related Party	(906,610)	-
Accounts Payable	(19,298)	(3,178)
Other Current Liabilities	-	5,972
Net (Decrease) Increase from Operating Activities	(932,287)	45,283

INVESTMENT ACTIVITIES:
Investment in Wholly-Owned Subsidiary	-	79
	-	79
FINANCING ACTIVITIES:
Repayment of Line of Credit	(34,720)	-
Shareholder Loans	60,340.	(46,071)
Sale of Common Stock	906,610	-
Net provided by (used in) Financing Activities	932,230.	(46,071)

NET CASH (DECREASE) INCREASE FOR THE PERIOD	(57)	(709)
BEGINNING CASH APRIL 1, 2008 AND 2007	127	1,017

ENDING CASH SEPTEMBER 30, 2008 AND 2007	$ 70	$ 308

See accompanying notes to the condensed financial statements

Technology Resources, Inc.

Notes to Condensed Financial Statements

(Unaudited)

September 30, 2008 and September 30, 2007

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated March 1, 1996 in the State of Florida.  The Company is in the business of providing placement services in the field of technical and executive personnel.

Up until May 20, 2008, the Company provided employee placement services nationally and internationally with the immediate market in the Tampa Bay region. The Company was primarily a permanent employment agency; however, temporary staff augmentation provides ancillary revenue. Accordingly, the Company  developed a range of services to offer in the consulting industry. These included a full range of business services typically found in small to large executive placement firms such as interviewing candidates, performing reference checks, and developing candidate interviewing techniques.

On May 20, 2008, a change of control of the Company occurred, pursuant to the transactions completed by the Stock Purchase Agreement (see Note H).  The Company has ceased operations as an employee placement service and is awaiting current business operations directed by the new controlling stockholders (See Note J).

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine month periods ended September 30, 2008 and 2007; (b) the financial position at September 30, 2008, and (c) cash flows for the nine month periods ended September 30, 2008 and 2007, have been made.

The unaudited condensed financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements for the years ended December 31, 2007 and 2006 and notes thereto in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the entire year.

Certain reclassifications have been made to prior reported amounts.  These reclassifications were made for the purpose of comparability to the current information presented and any reclassifications are considered immaterial.

Use of Estimates

The Company prepares its condensed financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

Financial Instruments

The Company’s balance sheets include the following financial instruments: cash, receivable from related party, accounts payable and amounts due to stockholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.  Due to the demand nature of the temporary agreements, receivable form related party and amounts due to stockholder, the carrying values approximate their fair value.

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

Fixed Assets

Furniture and equipment is stated at cost.  Depreciation is computed using accelerated methods over the estimated useful lives of the assets (five years for furniture and equipment).  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted.  Based upon its most recent analysis, the Company believes that no impairment of furniture and equipment existed as of December 31, 2007 or September 30, 2008.

Revenue Recognition

The Company generated revenue by providing placement services in the field of technical and executive personnel.  Permanent employment staffing and staff augmentation was another avenue of revenue. The Company provided these services and billed for them when a candidate was placed.  The Company recognized its revenue when a candidate was placed and customers were billed. At that point in time the price had been determined and collectability reasonably assured. The Company developed relationships with other companies within the industry with whom the Company worked on a fee-splitting basis. When fee splitting occurred it was done equally between the two companies. Revenues were being reported net of any fee-splitting arrangements.

Major Customers

Historically, the Company has been reliant on three major customers to provide seventy five percent of its revenue.

Shareholder Loans

Shareholder loans consist of amounts advanced to the Company.  These advances are non-interest bearing and payable on demand.   Advances are intended to be temporary; therefore no interest is imputed on the amounts advanced by shareholders.

NOTE C – GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying condensed financial statements, the Company has a net loss of $$6,972, and an accumulated deficit of $193,715.  These factors raise substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. The condensed financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

NOTE D – LINE-OF-CREDIT

The Company cancelled a $35,000.00 renewable line-of-credit with Wachovia Bank. The line-of-credit was secured by the personal guarantee of the company shareholders. Interest was payable monthly at a rate of 11.50% per annum. The line-of –credit was closed effective June 11, 2008.  The total unused credit line available at September 30, 2008 is $0.

NOTE E - INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the condensed financial statements and consist of taxes currently due plus deferred taxes, if and when applicable, related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting.  Any deferred taxes would represent the future tax return consequences of those differences, which will either be taxable when the assets and liabilities are recovered or settled.  The company fully utilized all available net operating losses at December 31, 2007.

NOTE F – EARNINGS PER COMMON SHARE

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

NOTE G – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the condensed financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. There was no material impact on the overall results of operations, cash flows, or financial position from the adoption of FIN 48.

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair hierarchy. SFAS No. 157 is effective for condensed financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The adoption of SFAS No. 157 did not have a material impact on the Company's financial condition or results of its operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for condensed financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The adoption of SFAS No. 159 did not have a material impact on the Company's financial condition or results of its operations.

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

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 161 will not impact the Company's condensed financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of condensed financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not currently expect the adoption of SFAS 162 to have a material effect on our results of operations and financial condition.

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

NOTE H – EQUITY TRANSACTIONS

Completion of Disposition of Assets and Change of Control

On May 20, 2008, the Company’s majority shareholders, Emily Lee and William S. Lee, completed the transaction set forth in the Majority Stock Purchase Agreement entered into on January 4, 2008 with certain Majority Purchasers, related parties to the Hawaii-based manufacturing company (see Note J).  Pursuant to the terms of the Majority Stock Purchase Agreement, the Majority Purchasers have transferred to Emily and William S. Lee a total consideration of $422,360 to purchase an aggregate of 7,940,000 shares personally owned by Emily and William S. Lee.  A change of control of the Company has occurred.  51.69% of the issued and outstanding shares of the Company have been transferred at an average purchase price of $.053 per share.  Pursuant to the transactions completed by the Stock Purchase Agreement above, there has been a change of control in the Company.

NOTE I – RELATED PARTY TRANSACTIONS

The Company advanced funds totaling $906,610 to Shaka Shoes, Inc. (“Shaka”), an entity related by common interests (See Note J).  The advanced funds are of a short-term and temporary in nature.

The Company borrowed $60,340 from the prior controlling shareholders of the Company for working capital purposes as of September 30, 2008.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE J – SUBSEQUENT EVENT

Business Combination and Share Exchange Agreement

The Company received an unsolicited offer to do a business combination with a Hawaii-based manufacturing firm, related party to the Majority Purchasers (See Note H), in the latter part of 2007,. On December 14, 2007 the Company received a formal Letter of Intent from this entity to obtain the controlling portion of Technology Resources, Inc.

On November 14, 2008, the Company entered into an Agreement for Share Exchange with Shaka Shoes, Inc., the Hawaii company (“SHAKA”) and Lynae Gambee, Brett Walters, Trent Walters and Tiffany Williams, individually, the owners and shareholders of SHAKA (the “Shareholders”)

Pursuant to the terms of the Agreement, the Company shall acquire a 100% ownership interest in SHAKA from the Shareholders.  Consideration to be paid by TGYR to the Shareholders shall be a total of 20,000,000 shares of its common stock (the “Exchange Shares”) in exchange for 100% of the ownership interests in SHAKA. According to the terms of the Agreement, Lynae Gambee will receive 8,000,000 shares and Brett Walters, Trent Walters, and Tiffany Williams shall each receive 4,000,000 shares of common stock in the Company. The Exchange shall take place according to the terms of the Agreement and in accordance with applicable law.  Immediately following completion of the share exchange transaction through the issuance of the Exchange Shares, TGYR shall have a total of approximately 38,930,200 shares of its common stock issued and outstanding. The Agreement will close subject to the provisions and conditions of the Agreement and the discretion of the parties.

Shaka was formed in 2005 and has experienced growth both domestically and internationally.  The Company intends to close the proposed transaction as soon as practicable and is diligently working to this end.    The Company anticipates the business combination to be completed before December 31, 2008

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited condensed financial statements and the notes thereto.

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

Use of Generally Accepted Accounting Principles (“GAAP”) Financial Measures

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

Up until May 20, 2008, we provided employee placement services nationally and internationally with our immediate market in the Tampa Bay region. In conjunction with our current Tampa Bay operation, we developed a website presence to allow us to be competitive nationally. Our website address is www.technologyresourcesinc.com. Permanent employment staffing, technical and functional, was our emphasis, however, temporary staff augmentation provided ancillary revenue. Accordingly, we developed a range of services to offer in the consulting industry. These included a full range of business services typically found in small to large executive placement firms such as interviewing candidates, performing reference checks, and developing candidate interviewing techniques. We believed the development of these services allows us to deliver the right candidate for the right position to companies in business today.

On May 20, 2008, a change of control in the Company occurred.  We ceased operations as an employee placement service and are awaiting direction from the new controlling stockholders.

Prior Sources of Revenue

Up until May 20, 2008, 0ur source of revenue was the placement of a candidate in a permanent or temporary position.  We did this on our own or on a fee-splitting basis with another placement agency.  While the basic method of operation remained constant in our business and the personnel placement business in general, we refined our operation to provide more detailed services required by our clients. We believed that it was our personal attention to clients’ needs that has allowed us to penetrate the technology market. We further believed that it was this refinement that would have allowed us to expand our operations successfully based on concentrated efforts at specializing in technology positions and the candidates needed for them.

We had such a fee-splitting agreement in writing with Maki & Company. This is a company owned by one of our Officers, who has since resigned.

Economic and Industry Wide Factors Relevant to our Company

During economic slow-down it was anticipated that there would be a slow-down in permanent placements, as the companies that we service tend to down-size their personnel.  Management anticipated this slow-down and entered into an agreement to sell a majority interest in the Company that would bring a more recession-proof business into the company.

Opportunity for Growth

Our objective was to be a leading provider of skilled personnel in hi-tech industries.

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

Material Risks, Trends and Uncertainties Affecting our Business

The revenue growth and profitability of our business depended on the overall market demand for hardware, software and other hi-tech personnel.  Our services in the public sector were considerably mature.  However, if we failed to quickly expand our market share in the public sector, our financial status would be adversely affected.

We relied on non-disclosure agreements and other confidentiality procedures and contractual provisions to protect our business model.  Nonetheless, it may have been possible for unauthorized third parties to copy or reverse engineer our business model or otherwise obtain and use information that we regard as proprietary.  Further, third parties could have challenged the scope or enforceability of our proprietary claim to our business model.

Since the economic down-turn began, we have ceased pursuing our prior business model.  The change of control has not resulted in the full implementation of management’s new business strategies, and there is no guarantee that management will be able to implement a profitable business strategy.

Operating Results for Three and Nine Months Ended September 30, 2008 Compared To September 30, 2007 (Unaudited)

Revenues. For the three and nine months ended September 30, 2008, revenues were $0 and $0, compared to $4,600 and $64,083 for the three and nine months ended September 30, 2007.  Since the business ceased operations in the second quarter of 2008, no revenue was earned as of September 30, 2008.

Operating Expenses. Costs have decreased for the periods.  Operating expenses for the three and nine months ending September 30, 2008 were $500 and $6,972, respectively and $4,523 and $11,229 for the three and nine months ended September 30, 2007.     These expenses are primarily professional fees for legal and accounting services.

Net Income. Income before taxes for the three and nine months ended September 30, 2008 was a losses of $500 and $6,972, respectively.  These losses compare negatively to the net loss of $915 and net income of $46,939 reported for the three and nine months ended September 30, 2007.  The Company has found the current year economic environment challenging, resulting in losses due to the difficulty in placing potential employees. The Company ceased its current operations in the second quarter of 2008; no revenue was earned as of September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents of $70.  Liabilities at September 30, 2008 totaled $62,840 and consisted of $2,500 in Accounts Payable and Accrued Expenses and $60,340 in Loans from previous shareholders.

Cash Flow for the Nine Months ended September 30, 2008 compared to September 30, 2007 (Unaudited)

Operating Activities.  For the periods ended September 30, 2008 and 2007, our operating activities provided ($25,677) and $45,283 respectively. Cash used in the period ended September 30, 2008 was mainly due to the decrease (payments to) Accounts Payable and trade creditors.

Investing Activities.  For the period ended September 30, 2008, we had no investing activities. For the period ended September 30, 2007 cost of $79 were incurred in the set up of an unconsolidated and wholly owned subsidiary.

Financing Activities. Net cash provided by financing activities in the period ended September 30, 2008 was $25,620 and net cash used in financing activities in the period ended September 30, 2007 was ($46,071).   These resulted from borrowing from shareholders and principle repayments of the line of credit facility.

Inflation

Inflation does not materially affect our business or the results of our operations.

Subsequent Events

There were no subsequent events to report.

Recent Accounting Pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during the year. The corporation has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  These recent pronouncements have been addressed in the footnotes to the unaudited condensed financial statements.

Critical Accounting Policies

The Company prepares its condensed financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since the filing of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

The company has limited resources and as a result, a material weakness in financial reporting currently exists.

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

The Company’s management confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name of Stockholder	Shares Received	Consideration	Date of Purchase
Kirk Counard	15,000	$1.00 Check	02-20-06
Jerry Costello	15,000	$1.00 Check	02-20-06
Tom Edwards	15,000	$1.00 Check	02-20-06
Joan Edwards	15,000	$1.00 Check	02-20-06
Caroline Czyz	15,000	$1.00 Check	02-21-06
Robert Kennedy	15,000	$1.00 Check	02-21-06
Nona Lamb	15,000	$1.00 Check	02-21-06
David Lamb	15,000	$1.00 Check	02-21-06
James Galloway	15,000	$1.00 Check	02-21-06
Molly Galloway	15,000	$1.00 Check	02-21-06
Dave Durham	15,000	$1.00 Check	02-21-06
Richard George	15,000	$1.00 Check	02-21-06
Jenny George	15,000	$1.00 Check	02-21-06
Audrey Poli	15,000	$1.00 Check	02-21-06
Joe Poli	15,000	$1.00 Check	02-21-06
Bartlett Howard	15,000	$1.00 Check	02-21-06
Davis Burritt	15,000	$1.00 Check	02-22-06
Joe Fernandez	15,000	$1.00 Check	02-22-06
Kim Fernandez	15,000	$1.00 Check	02-22-06
Kim Hitchcock	15,000	$1.00 Check	02-22-06
Linda Hitchcock	15,000	$1.00 Check	02-22-06
Steven Lamb	15,000	$1.00 Check	02-24-06
Jeffrey Osborn	15,000	$1.00 Check	02-25-06
Steve Celuch	15,000	$1.00 Check	03-26-06
TOTAL	360,000

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the quarter ending September 30, 2008 that was not reported in a current report on Form 8-K.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

Item 5.02	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Agreements of Certain Officers
Item 4.02	Change in Registrants Certifying Accountant

Exhibits

Exhibit Number		Description
2.1		Share Exchange Agreement
3.1	*	Amended and Restated Articles of Incorporation
3.2	*	By-Laws
3.3	*	Original Articles of Incorporation
3.4	*	Amended Articles of Incorporation
10.1	*	Affinion Agreement
10.2	*	Agent Logic Contract
10.3	*	Booz Allen Hamilton Agreement
10.4	*	Knightsbridge Contract
10.5	*	Pacific Crest Agreement
10.6	*	Pacific Crest Addendum
10.7	*	Macro Solutions Agreement
10.8	*	Macro Solutions Addendum
10.9	*	Maki & Co. Agreement
10.10	*	White Agreement
10.11	*	Wachovia Line of Credit Agreement
31.1		Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	Form Letter to Selling Security Holders
99.2	** *	Blank Fee Split Agreement
*		Previously filed as an exhibit to the Registration Statement on Form SB-2 of Technology Resources, Inc. that became effective June 26, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY RESOURCES, INC.

Dated: November 19, 2008	/s/ CLIFF WALTERS
Cliff Walters
Chairman and Chief Executive Officer

Dated: November 19, 2008	/s/ SETH GAMBEE
Seth Gambee
Chief Financial Officer