Form 10-K
period 2008-12-31
TECHNOLOGY RESOURCES INC
filed 2009-04-15
CIK 1176231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-132796

TECHNOLOGY RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

FLORIDA	59-3364116
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

77-6360 Halawai Place, Kailua Kona, HI, 96740
(Address of Principal Executive Offices)

(808) 329-4809
(Registrant’s Telephone Number, Including Area Code)

(Former name, former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes  ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2008: N/A.

Number of the issuer’s Common Stock outstanding as of March 8, 2009:  38,986,200

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes☐  No ☑

PART I

ITEM 1.  BUSINESS

Background Information

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

In January 2008, the Company received an unsolicited offer to do a business combination with a shoe and apparel design and manufacturing company located in Hawaii.  The Hawaii-based company was formed in 2005 and has experienced growth throughout the United States and internationally.   In January 2009, subsequent to this report date, we have completed a transfer of 20,000,000 shares of the Company’s common stock in exchange for the stock of the Hawaii-based company.

Business Operations

On May 20, 2008, a change of control of the Company occurred, pursuant to the transactions completed by the Stock Purchase Agreement.  The Company has ceased operations as an employee placement service and is awaiting completion of the Stock Purchase Agreement to commence new business operations as directed by the new controlling stockholders.

In January 2008, the Company received an unsolicited offer (the “Stock Purchase Agreement”)to do a business combination with a shoe and apparel design and manufacturing company, Shaka Shoes, Inc., located in Hawaii.  The Hawaii-based company was formed in 2005 and has experienced growth throughout the United States and internationally.   In January 2009, subsequent to the year end report date, we have completed a transfer of 20,000,000 shares of the Company’s common stock in exchange for the stock of the Hawaii-based company.

Business Development

To meet our need for cash we raised money from a regulation D 506 Offering for U.S. citizens and Regulation S for non-U.S. citizens.  We believe we will have sufficient working capital to meet our needs for the next twelve months.  If we are unable to generate meaningful revenues, through the new business operating plan, during the next twelve months, or if we are unable to make a reasonable profit after twelve months, we may have to raise additional capital or cease operations.  At the present time, we have not made any plans to raise additional cash other than through our own operations.  If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

Employees

We presently have no full-time employees.

Current management consists of the majority shareholders: Lynae Gambee, Brett Walters, Trent Walters, Cliff Walters and Tiffany Williams.   The current management is providing strategic direction and support to the new operating initiatives.  No compensation has been declared for services performed.

Prior to the change in control, Mr. William Lee provided necessary labor to support the operation. In the year 2007, Mr. Lee received no compensation for services provided

There are also no key consulting contracts with any individuals or companies at this time.  We currently have no other key employees.

ITEM 1A.   RISK FACTORS

The statements contained in Item 1A that are not historical facts are forward-looking statements within the meaning of the federal securities laws (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). You can identify such forward-looking statements by the words "expects," "intends," "plans," "projects," "believes," "estimates," "likely," "possibly," "probably," "goal," "objective," "target," "assume," "outlook," "guidance," "predicts," "appears," "indicator" and similar expressions. Forward-looking statements involve a number of risks and uncertainties. In the normal course of business, Technology Resources, Inc., in an effort to help keep our stockholders and the public informed about our operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings, unit growth, profit per worksite employee, pricing, operating expenses or other aspects of operating results. We base the forward-looking statements on our current expectations, estimates and projections. These statements are not guarantees of future performance and involve risks and uncertainties that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: (i) changes in general economic conditions; (ii) regulatory environmental developments and possible adverse application of various federal, state and local regulations; (iii) the effectiveness of our sales and marketing efforts; and (iv) changes in the competitive environment in the industry, including the entrance of new competitors and our ability to advance existing technology. These factors are discussed in detail in our 2007 annual report on Form 10-K/A under "Factors That May Affect Future Results and the Market Price of Common Stock. Any of these factors, or a combination of such factors, could materially affect the results of our operations and whether forward-looking statements we make ultimately prove to be accurate.

There have been no material changes in market risk since the filing of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.   The following are certain market risks identified by management.

We have not identified operations or a date of commencement of these operations as of December 31, 2008, and therefore there is limited information that can be used to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays that we may encounter because we are a small business. As a result, we may not be profitable and we may not be able to generate sufficient revenue to develop as we have planned.

Our ability to achieve and maintain profitability and positive cash flow will be dependent upon:

•

Management’s ability to establish a successor operating business and plan;

•

The Company’s ability to keep abreast of the changes by the government agencies and law;

•

Our ability to attract customers who require the product and services we will offer; and

•

Our ability to generate revenues through the sale of our product and services to potential customers who desire our products or need our services.

We cannot be sure that we will be successful in generating revenues in the future to cover our expenses.  Failure to generate sufficient revenues will cause us to go out of business and any investment in our Company would be lost.

Managing a small public company involves a high degree of risk. Few small public companies ever reach market stability and we will be subject to oversight from governing bodies and regulations that will be costly to meet.  Our present officers and directors do not have limited experience in managing a fully reporting public company so we may be forced to obtain outside consultants to assist with our meeting these requirements.  These outside consultants are expensive and can have a direct impact on our ability to be profitable. This will make an investment in our Company a highly speculative and risky investment.

While the Company is attempting to disclose all of the potential risks associated with an investment in the Company, there can be no assurance that all of the risks are visible to management.  Events occurring in the future may be additional risks to an investment in the Company which are currently unforeseen.

We will require financing to achieve our current business strategy and our inability to obtain such financing could prohibit us from executing our business plan and cause us to slow down our expansion of operations.

We may need to raise additional funds through public or private debt or sale of equity to achieve our plan of operations, as defined by new management. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms.  These funds may not be available or, if available, will be on commercially reasonable terms satisfactory to us. We may not be able to obtain financing if and when it is needed on terms we deem acceptable.

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans. In addition, such inability to obtain financing on reasonable terms may delay the execution of our plan to expand our operations.

We have no operating history for the new business plan that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays that we may encounter because we are a small enterprise.  As a result, we may not be profitable and we may not be able to generate sufficient revenue to develop as we have planned.

Currently we have no significant assets. The likelihood of our success must be considered in light of the expenses and difficulties in developing or merging operating companies and obtaining financing to meet the needs of our plan.

Failure to comply with government regulations will severely limit our sales opportunities and future revenue

Failure to comply with federal and state regulatory and environmental requirements, could affect our abilities to market and sell our products and could substantially reduce the value of your investment and the market price of our common stock.

Because we are smaller and have fewer financial and other resources than many companies, we may not be able to successfully compete in the very competitive industry, as will be defined in the new business operating plan.

Our Competitors have greater financial, marketing and distribution resources than we do and if we are unable to compete effectively with our competitors, we will not be able to increase revenues or generate profits. These other producers may be substantially more profitable than us, which may make it more difficult for us to raise any financing necessary for us to achieve our business plan and may have a materially adverse effect on the market price of our common stock.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.      PROPERTIES

Our principal executive offices are located at 77-6360 Halawai Place, Kailua Kona, HI, 96740. Our phone number is (808) 329-4809.   The Company has had limited need for use of office space or equipment during the current period.  Any use of office space or equipment supplied by the shareholders or parties related to the shareholders has, thus far, been immaterial.

ITEM 3.      LEGAL PROCEEDINGS

We are not engaged in any litigation, and we are unaware of any claims or complaints that could result in future litigation.  We will seek to minimize disputes with our customers but recognize the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

ITEM 4.      SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The Company’s common stock is listed on the Over the Counter Bulletin Board ("OTC: BB") under the symbol “MNGA”.   The Company received its "Notice of Effectiveness" on December 12, 2007 from the SEC.    The Company's stock commenced trading on the exchange in the first quarter of 2008.

	High	Low
Fiscal Year 2008
Fourth quarter ended December 31, 2008	$ 1.01	$ 1.01
Third quarter ended September 30, 2008	1.01	1.01
Second quarter ended June 30, 2008	1.01	.45
First quarter, ended March 31, 2008	.75	.45

Fiscal Year 2007
Fourth quarter ended December 31, 2007	NA	NA
Third quarter ended September 30, 2007	NA	NA
Second quarter ended June 30, 2007	NA	NA
First quarter, ended March 31, 2007	NA	NA

Approximate Number of Equity Security Holders

On March 6, 2009 the Company's common stock had a closing price quotation of $.06.   As of March 6, 2009, there were approximately 436 certificate holders of record of the Company’s common stock.

Dividends

We have not declared or paid cash dividends on our common stock.

ITEM 6.      SELECTED FINANCIAL DATA

The following financial data is derived from, and should be read in conjunction with, the “Financial Statements” and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Historical Data
December 31,
	2008	2007
Total Assets	$ 883,792	$ 799
Total Liabilities	$ 108,543	$ 56,518
Total Stockholders' Equity	$ 775,328	$ (55,719)
Net Working Capital	$ 775,249	$ (55,719)
Revenues	$ -	$ 56,583
Operating Expenses	$ 55,175	$ 54,073
Net income (Loss)	$ (55,175)	$ 2,519

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 7 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Use of Generally Accepted Accounting Principles (“GAAP”) Financial Measures

We use GAAP financial measures in the section of this report captioned "Management’s Discussion and Analysis or Plan of Operation" (“MD&A”).  All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.

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

In January 2008, the Company received an unsolicited offer to do a business combination with a shoe and apparel design and manufacturing company located in Hawaii.  The Hawaii-based company was formed in 2005 and has experienced growth throughout the United States and internationally.   In January 2009, subsequent to this report date, we have completed a transfer of 20,000,000 shares of the Company’s common stock in exchange for the stock of the Hawaii-based company.

Prior Sources of Revenue

Up until May 20, 2008, our source of revenue was the placement of a candidate in a permanent or temporary position.  We did this on our own or on a fee-splitting basis with another placement agency.  While the basic method of operation remained constant in our business and the personnel placement business in general, we refined our operation to provide more detailed services required by our clients. We believed that it was our personal attention to clients’ needs that has allowed us to penetrate the technology market. We further believed that it was this refinement that would have allowed us to expand our operations successfully based on concentrated efforts at specializing in technology positions and the candidates needed for them.

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

Alternative Business Strategy

Since our Registration Statement has been declared effective, the Company has actively been seeking capital from Investment Banks and Private and Venture Capitalists.  As of the date of the filing of this report, the Company has not been able to secure additional capital on terms favorable to the Company and its stockholders.  The Officers and Directors have determined that it must consider alternative methods of maintaining and increasing company revenues as well as shareholder value.  They have determined that strategic alliances, joint ventures, roll-ups, or acquisitions should be considered as a part of a prudent business plan for the future.  The Company has begun considering these latter approaches as all efforts at seeking capital have been unsuccessful.  The Officers and Director believe they are responsible for maintaining the Company operations as well as increasing shareholder value and are in process of completing transaction for the control of a new operating company.

Plan of Operation (Successor Strategy)

In January 2008, the Company received an unsolicited offer to do a business combination with a shoe and apparel design and manufacturing company located in Hawaii.  The Hawaii-based company was formed in 2005 and has experienced growth throughout the United States and internationally.   In January 2009, subsequent to this report date, we have completed a transfer of 20,000,000 shares of the Company’s common stock in exchange for the stock of the Hawaii-based company.

The plan of operation is being designed for the new business model.  In the next twelve months the Company is seeking additional capital investments and or financing for:

•

expansion of production facilities

•

additional production equipment to meet global demand

•

increase in sales and marketing efforts

Results of Operations

For the twelve months ended December 31, 2008 and 2007

Revenues. For the years ended December 31, 2008 and 2007 revenues were $0 and $56,583.  Since the business experienced a drop in opportunities, due to economic conditions, resulting in the decision to cease operations in the second quarter of 2008, no revenue was earned for 2008.

Operating Expenses. Due to limitations the Company ceased operations, therefore costs decreased.  Operation expenses were $55,175 for the year ended December 31, 2008, compared to $54,073 for the year ended December 31, 2007.  Operating expenses incurred for the majority of 2008 have been for the continued support of the entity and reporting requirements. These expenses are primarily professional fees for legal and accounting services.

Net (Loss) Income. The Company incurred a net loss of $55,175 and net income of $2,519 for the years ended December 31, 2008 and 2007, respectively.  The Company has found the current year economic environment challenging, resulting in losses due to the difficulty in placing potential employees. The Company ceased its current operations in the second quarter of 2008; no revenue was earned as of December 31, 2008.

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents of $70.  Liabilities at December 31, 2008 totaled $108,543 and consisted of $48,203 in Accounts Payable and Accrued Expenses and $60,340 in Loans from previous shareholders.

Due to the new operating company, the Company may seek additional capital investments for support and expansion of the new operations and its working capital needs.   To achieve this objective, the Company may sell shares of common stock.  However, completion of our operating plan is subject to attaining adequate revenue and profits. We cannot assure investors that adequate revenues or profits will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without achieving projected revenue and profit results within the next twelve months, we anticipate being able to continue with our present activities, but we may require financing to achieve our goal of profit, revenue and growth.

Inflation

Inflation does not materially affect our business or the results of our operations.

Subsequent Events

In January 2008, the Company received an unsolicited offer to do a business combination with a shoe and apparel design and manufacturing company located in Hawaii.  The Hawaii-based company was formed in 2005 and has experienced growth throughout the United States and internationally.   In January 2009, subsequent to this report date, we have completed a transfer of 20,000,000 shares of the Company’s common stock in exchange for the stock of the Hawaii-based company.

On January 21, 2009 the Board of Directors of the Company received and accepted the resignation of Cliff Walters as Chief Executive Officer and Director of the Company and David Rees as Director of the Company.   On January 21, 2009, the Board of Directors of the Company elected Trent Walters to serve as the Chief Executive Officer of the Company. Trent Walters will also continue his duties as Senior Vice President, Manufacturing-Product Development for the Company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2008 and 2007, which are contained in this filing, the Company’s 2008 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board and other standard-setting bodies issued new or modifications to, or interpretations of, existing accounting standards during the year. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  These recently issued pronouncements have been addressed in the footnotes to the financial statements included in this filing.

ITEM 7A.   QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 229.10(f)(1) and are not required to provide the information required by this Item.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Technology Resources, Inc.

As of December 31, 2008 and December 31, 2007

And for the Years Ended December 31, 2008, and 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Technology Resources, Inc.
Kailua Kona, HI

We have audited the accompanying balance sheet of Technology Resources, Inc. as of December 31, 2008, and the related statement of income, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2008.  Technology Resources, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Resources, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in note C to the financial statements, the Company has incurred net losses since inception, which raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hawkins Accounting Hawkins Accounting
April 14, 2009
Los Angeles, CA

Technology Resources, Inc.
Balance Sheet
As of December 31, 2008 and 2007

	2008	2007
ASSETS
Current Assets
Cash	$70	$127
Accounts receivable, related party	883,722	-
Total current assets	883,792	127

Furniture and equipment	19,954	19,954
Accumulated depreciation	(19,954)	(19,361)
Furniture and equipment, net	-	593

Investment in wholly-owned subsidiary	79	79
TOTAL ASSETS	$883,871	$799

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$48,203	$21,798
Due to shareholder	60,340	-
Line of credit		34,720
Total current liabilities	108,543	56,518

Stockholders' Equity
Common stock, $.001 par value,
50,000,000 shares authorized,
18,986,200 and 15,360,000 issued
and outstanding	18,986	15,360
Paid in capital	1,018,648	115,664
Stock subscription receivable	(20,388)
Accumulated deficit	(241,918)	(186,743)
	775,328	(55,719)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$883,871	$799

See accompanying notes to the financial statement and accountant's report.

Technology Resources, Inc.
Statement of Operations
For the Years Ended December 31, 2008 and 2007

	2008	2007

Revenue	$-	$56,583

Operating Expenses
Computer and Internet Expenses	409	2,122
Contract labor	-	27,257
Depreciation Expense	593	200
Interest Expense	1,002	3,495
Office Supplies and Miscellaneous	205	7,093
Professional Fees	52,516	12,594
Telephone	450	1,312
Total Expenses	55,175	54,073
Net Income (Loss) from Operations	(55,175)	2,510

Other Income (Expenses)
Interest Income	-	59
Provision for Income Taxes	-	(50)
Total Other Income (Expenses)	-	9

Net Income (Loss)	$(55,175)	$2,519

Earnings per Common Share	$(0.00)	$0.00
Weighted Average Common Shares	17,575,381	15,360,000

See accompanying notes to the financial statement and accountant's report.

Technology Resources, Inc.
Statement of Changes in Stockholders’ Equity
For the Twelve Months Ended December 31, 2008 and 2007

				Stock
	Common Stock		Contributed	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balances at January 1, 2007	1,024,000	$ 1,024	$ 130,000	$ -	$ (189,262)	$ (58,238)

Stock Split 15:1
September 3, 2007 (Note F)	14,336,000	14,336	(14,336)	-	-	-

Net Income	--	-	-	-	2,519	2,519

Balances at December 31, 2007	15,360,000	15,360	115,664	-	(186,743)	(55,719)

Stock issued	3,626,200	3,626	902,984	(20,388)		886,222

Net loss	-	-	-	-	(55,175)	(55,175)

Balances at December 31, 2008	18,986,200	$ 18,986	1,018,648	$ (20,388)	$ (241,918)	$ 775,328

See accompanying notes to the financial statement and accountant's report.

Technology Resources, Inc.
Statement of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007
OPERATING ACTIVITIES:
Net (Loss) Income	$(55,175)	$2,519
Adjustments to reconcile net loss to cash used in
and provided by operating activities
Depreciation	593	200
Changes in:
Receivable from related party	(883,772)	-
Accounts payable and accrued expenses	26,405	18,311
Net Cash (used in) provided by operating activities	(911,899)	21,030

INVESTMENT ACTIVITIES:
Investment in Wholly-Owned Subsidiary	-	79
Net Cash provided by investment activities	-	79

FINANCING ACTIVITIES:
Repayment of Line of Credit	(34,720)	(85)
Shareholder Loans	60,340	(21,914)
Sale of Common Stock	886,222	-
Net provided by (used in) Financing Activities	911,842	(21,999)

NET CASH (DECREASE) INCREASE FOR THE PERIOD	(57)	(890)
BEGINNING CASH	127	1,017
ENDING CASH DECEMBER 31, 2008 AND 2007	$70	$127

See accompanying notes to the financial statement and accountant's report.

Technology Resources, Inc.

Notes to Financial Statements

December 31, 2008 and 2007

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

In January 2008, the Company received an unsolicited offer to do a business combination with Shaka Shoes, Inc. (SHAKA), a shoe and apparel design and manufacturing company located in Hawaii.  The Hawaii-based company was formed in 2005 and has experienced growth throughout the United States and internationally.   In January 2009, subsequent to this report date, we have completed a transfer of 20,000,000 shares of the Company’s common stock in exchange for the stock of the Hawaii-based company. (See Note J).

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the years ended December 31, 2008 and 2007; (b) the financial position at December 31, 2008, and (c) cash flows for the years ended December 30, 2008 and 2007, has been made.

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

Furniture and Equipment

Furniture and equipment is stated at cost.  Depreciation is computed using accelerated methods over the estimated useful lives of the assets (five years for furniture and equipment).  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted.  Based upon its analysis, the Company believes that no impairment of furniture and equipment existed as of December 31, 2007.  Furniture and equipment were fully depreciated as of December 31, 2008.

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

NOTE C – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the Company has a net loss and an accumulated deficit.  These factors raise substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its new business plan. Based on management’s viable plan, the financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

NOTE D – LINE-OF-CREDIT

The Company cancelled a $35,000 renewable line-of-credit with Wachovia Bank. The line-of-credit was secured by the personal guarantee of the company shareholders. Interest was payable monthly at a rate of 11.50% per annum. The line-of –credit was closed effective June 11, 2008.  The total unused credit line available at December 30, 2008 is $0.

NOTE E - INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes, if and when applicable, related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting.  The company fully utilized all available net operating losses at December 31, 2007.   The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not currently expect the adoption of SFAS 162 to have a material effect on our results of operations and financial condition.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not anticipate that the adoption of FSP FAS 142-3 will have an impact on its results of operations or financial condition.

 In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective retrospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 will not materially impact the Company’s financial condition and results of operations.

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

NOTE I – RELATED PARTY TRANSACTIONS

The Company advanced funds totaling $883,722 to Shaka Shoes, Inc. (“Shaka”), an entity related by common interests (See Note J).  The advanced funds are of a short-term and temporary in nature.

The Company borrowed $60,340 from the prior controlling shareholders of the Company for working capital purposes as of December 31, 2008.

During the transition period, the Company has minimal needs for office space.  The current shareholders have provided, as necessary, any minimal use of office and office equipment at no charge.

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

On November 13, 2008, the Company entered into an Agreement for Share Exchange with Shaka Shoes, Inc., the Hawaii company (“SHAKA”) and Lynae Gambee, Brett Walters, Trent Walters, Cliff Walters and Tiffany Williams, individually, the owners and shareholders of SHAKA (the “Shareholders”)

Pursuant to the terms of the Agreement, the Company shall acquire a 100% ownership interest in SHAKA from the Shareholders.  Consideration to be paid by TGYR to the Shareholders shall be a total of 20,000,000 shares of its common stock (the “Exchange Shares”) in exchange for 100% of the ownership interests in SHAKA. According to the terms of the Agreement, Lynae Gambee, Brett Walters, Trent Walters, Cliff Walters and Tiffany Williams shall each receive 4,000,000 shares of common stock in the Company. The Exchange shall take place according to the terms of the Agreement and in accordance with applicable law.  Immediately following completion of the share exchange transaction through the issuance of the Exchange Shares, TGYR shall have a total of approximately 38,930,200 shares of its common stock issued and outstanding. The Agreement will close subject to the provisions and conditions of the Agreement and the discretion of the parties

In January 2009, subsequent to this report date, we have completed a transfer of 20,000,000 shares of the Company’s common stock in exchange for the stock of the Hawaii-based company.

Change in Directors

On January 21, 2009 the Board of Directors of the Company received and accepted the resignation of Cliff Walters as Chief Executive Officer and Director of the Company and David Rees as Director of the Company.

On January 21, 2009, the Board of Directors of the Company elected Trent Walters to serve as the Chief Executive Officer of the Company. Trent Walters will also continue his duties as Senior Vice President, Manufacturing-Product Development for the Company.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 20, 2008 the Company filed, on Form 8-K notice of change in our principal auditor.  There have been no disagreements with our successor or predecessor auditor regarding accounting and financial disclosure.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The President (Principal Executive Officer), Director, and Chief Financial Officer (Principal Accounting and Financial Officer) has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2008 covered by this Annual Report on Form 10-K. Based upon such evaluation, the President (Principal Executive Officer), Director, and Chief Financial Officer (Principal Accounting and Financial Officer) has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s President (Principal Executive Officer), Director, and Chief Financial Officer (Principal Accounting and Financial Officer) does not relate to reporting periods after December 31, 2008.

 Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of the Company’s President (Principal Executive Officer), Director, and Chief Financial Officer (Principal Accounting and Financial Officer), conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008 under the criteria set forth in the in Internal Control—Integrated Framework.

 A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.   Management has determined that material weaknesses exist due to a lack of segregation of duties, resulting from the Company's limited resources.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal controls, or other factors, that could significantly affect the Company’s controls subsequent to the date of the evaluations performed by the executive officers of the Company.  No deficiencies or material weaknesses were found that would require corrective action.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages as of December 31, 2008 is as follows:

NAME	AGE	POSITION
Cliff Walters	59	Chief Executive Officer
Seth Gambee	37	Chief Financial Officers and Senior Vice President, Global Distribution
John Garcia	54	Director
Trent Walters	38	Senior Vice President, Manufacturing-Product Development
Brett Walters	35	Senior Vice President, Global Sales & Marketing
Lynae Gambee	33	Controller of the Company

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

On June 16, 2008, the Board of Directors appointed the following individuals as officers of the Company:

Lynae Gambee, 33, graduated from Howard College with an Associates Degree of Applied Science, Dental Hygiene and is Dental Hygiene Board Certified in Western Regional, Central Regional, and Alberta, Canada. Lynae worked as a dental hygienist for seven years. Since 2003, she has worked in customer service and accounting for several Hawaii-based businesses

.

Seth Gambee, 37, graduated from Brigham Young University in Provo, UT with a B.S. in Physical Therapy in 1997, and graduated from Palmer College of Chiropractic in Davenport, IA in 2001. Seth has served in numerous leadership positions including serving as the National Marketing Director for Legacy for Life, an International Direct Sales Company, where his responsibilities included regional promotions and sales, and training of an organization of sales representatives from over 20 different states. Seth has also founded a number of companies within Hawaii including Manta Ray Snorkel & Dive, Kealakekua Kayak & Dive, Shaka Discount Activities, and ISpyUSA.com.

John Garcia, 54, has backed or helped “incubate“ early stage investments for the past 18 years in such sectors as life sciences, technology, air travel, and most recently media and the emerging Latino markets. Mr. Garcia has been a senior executive with several biotech companies and other large companies including Boehringer-Mannheim Diagnostics, Hitachi, and Coulter Electronics. He co-founded Sierra Medical Supply in Sacramento, California. In 1983, Mr. Garcia co-founded ATEK/Sierra Medical Systems, later acquired by Alcon Labs. Prior to his corporate career, Mr. Garcia had an accomplished career as a psychotherapist and author. He is a member of several corporate Boards of Directors, including HeathLink and POW! Entertainment, Inc. Additionally, Mr. Garcia serves on think tanks at Stanford University and is a Member of the Board of Governors and a Member of the Executive Fellows of Chapman University.

Brett Walters, 35, graduated from Olds College with a Degree in Land Management. He also attended Brigham Young University where he studied Public Relations and Marketing. Brett has worked with several companies in various sales and marketing capacities, including Midwest Surveys where he served as a Marketing and Sales Manager, Challenger Geomatics, were he served as Vice President of Marketing and Sales, and AT&T Canada. Brett has also founded a number of companies within Hawaii including Manta Ray Snorkel & Dive, Kealakekua Kayak & Dive, Shaka Discount Activities, and ISpyUSA.com

Cliff Walters, 59, has over 35 years of experience in administration. He graduated from Brigham Young University with a BA in Political Science in 1970, and Graduated from University of Lethbridge B. of Ed one year later. He then spent the next 32 years as an award and title-winning a coach, teacher, administrator, and counselor. Prior to Shaka, Cliff was an owner-operator of Manta Ray Dive shops in Kona, Hawaii, and Lamina Maui, Hawaii. Cliff is also Co-Owner operator of Kona Sunset Pools, Kona, Hawaii, one of the largest pool construction companies on the Island of Hawaii.

Trent Walters, 38, holds a BS in Chemistry from Donnelly College as well a Land Agent Degree. He worked in the Chemical Industry as a lab Manager for Exxon and Hampshire Chemicals and later worked for Pioneer Land, where he gained a wealth of knowledge in the Oil and Gas industry. Trent was the former President of Avalanche Acquisitions, a company that was instrumental in implementing wireless telecommunication service in Western Canada.  Trent's entrepreneurial desire took him to Hawaii where he proceeded to open and operate four dive shops in the Hawaiian Islands, a wholesale activity business, and an internet business directory.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer as well as our employees.  Our standards are in writing and are to be posted on our website at a future time.   The following is a summation of the key points of the Code of Ethics we adopted:

•

Honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

Full, fair, accurate, timely, and understandable disclosure reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by our Company;

•

Full compliance with applicable government laws, rules and regulations;

•

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•

Accountability for adherence to the code.

Corporate Governance

We are a small reporting company, not subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act respecting any director.  We have conducted special Board of Director meetings almost every month since inception.  Each of our directors has attended all meetings either in person or via telephone conference. We have no standing committees regarding audit, compensation or other nominating committees.   In addition to the contact information in private placement memorandum, each shareholder will be given specific information on how he/she can direct communications to the officers and directors of the corporation at our annual shareholders meetings.  All communications from shareholders are relayed to the members of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.  Such persons are also required to furnish Coastline Corporate Services, Inc. with copies of all forms so filed.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of the date of this report, our executive officers, directors and greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

ITEM 11.     EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of our Officers and the most highly compensated employees who served at the end of the fiscal year December 31, 2008 and whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2008 for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."  There has been no compensation paid to any officer, director or other employee for the year ended December 31, 2008.

SUMMARY COMPENSATION TABLE

Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Cliff Walters,, Chief Executive Officer
	2008 2007	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

Seth Gambee, Chief Financial Officers and Senior Vice President, Global Distribution	2008 2007	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

John Garcia, Senior Vice President, Manufacturing-Product Development	2008 2007	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

Trent Walters, Director	2008 2007	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

Brett Walters, Se. VP, Global Sales and Marketing	2008 2007	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

Lynae Gambee, Controller and Senior Vice President, Global Sales and Marketing	2008 2007	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

Additional Compensation of Directors

All of our directors are unpaid. Compensation for the future will be determined when and if additional funding is obtained.

Board of Directors and Committees

Currently, our Board of Directors consists of Cliff Walters, Seth Gambee, John Garcia, Trent Walters, Bret Walters, and Lynae Gambee.  We are actively seeking additional board members with industry experience..

Employment Agreements

Currently, we have no employment agreements with any of our Directors or Officers.

Director Compensation

We have provided no compensation to our directors for services provided as directors.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of December 31, 2008, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Lynae D. Gambee 75-6132 Lea Place Kailua-Kona, HI 96740	1,972,500	5%

Common Stock	Trent Walters 77-6360 Halawai Place Kailua-Kona, HI 96740	1,972,500	5%

Common Stock	Brett Walters 76-832 Kalana ‘IO Place Kailua-Kona, HI 96740	1,912,500	5%

*   Less than one (1%) percent.

The percent of class is based on 38,986,200 shares of common stock issued and outstanding as of March 5, 2008.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company has had limited need for use of office space or equipment.  Any use of office space or equipment supplied by related parties has, thus far, been immaterial.

There have been no other material related party transactions.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Randall N. Drake, CPA, PA and Hawkins Accounting for professional services rendered for the audit of the Company’s financial statements for the fiscal years ended December 31, 2008 and 2007, for the review of the Company’s financial statements for the periods ended March 31, 2008, June 30, 2008, and September 30, 2008.   Audit fees by year were:

	Total	Randall N. Drake	Hawkins
2008	$ 11,500	6,500	5,000
2007	$ 6,500	6,500	-
2006	$ 4,000	4,000	-

Audit Related Fees

For our fiscal years ended December 31, 2008 and 2007 we did not incur any audit related fees.

Tax Fees

For our fiscal years ended December 31, 2008 and 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2008 and 2007.

Audit and Non-Audit Service Pre-Approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated there under, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.

Audit Services.  Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our financial statements. The Audit Committee pre-approves specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically pre-approved by the Audit Committee. The Audit Committee monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope or other items.

Audit-Related Services.  Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which historically have been provided to us by the independent registered public accounting firm and are consistent with the SEC’s rules on auditor independence. The Audit Committee pre-approves specified audit-related services within pre-approved fee levels. All other audit-related services must be pre-approved by the Audit Committee.

Tax Services.  The Audit Committee pre-approves specified tax services that the Audit Committee believes would not impair the independence of the independent registered public accounting firm and that are consistent with SEC rules and guidance. The Audit Committee must specifically approve all other tax services.

All Other Services.  Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related and tax services categories. The Audit Committee pre-approves specified other services that do not fall within any of the specified prohibited categories of services.

Procedures.  All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chairman of the Audit Committee and the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Audit Committee. If there is any question as to whether a proposed service fits within a pre-approved service, the Audit Committee chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit Committee, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the SEC’s rules on auditor independence, to the Audit Committee (or its Chair or any of its other members pursuant to delegated authority) for approval.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 6.      Exhibits and Reports of Form 8-K.

(a)

During the quarter ending December 31, 2008, the Company filed the following Exhibits and Form 8Ks:

•

January 21, 2009, filed an 8K for:

o

Item 1.01, Entry into a Material Definitive Agreement

o

Item 2.01, Completion or of Acquisition or Disposition of Assets

•

August 20, 2008, item 4.01, the Company filed a form 8K for change in auditor.

•

June 16, 2008, filed an 8K for:

o

Item 5.01, Change in Control of Registrant.

o

Item 9.01, Stock Purchase Agreement

(b)	Exhibits

	Exhibit Number	Exhibit Title

	31.1	Certification of Cliff Walters pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Seth Gambee, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Cliff Walters pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Seth Gambee, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Technology Resources, Inc.

	By:	/s/ Trent Walters
Trent Walters
Chief Executive Officer

Dated: April 15, 2009

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date
/s/ Trent Walters Trent Walters	Chief Executive Officer	April 15, 2009
/s/ Seth Gambee Seth Gambee	Chief Financial Officer	April 15, 2009