Form 10-Q
period 2009-03-31
TECHNOLOGY RESOURCES INC
filed 2009-05-20
CIK 1176231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days..   Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes  ☐   No   ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 18, 2009, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	38,986,200

Transitional Small Business Disclosure Format (check one): Yes  ☐ No ☒

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Financial Statements

Technology Resources, Inc.

As of March 31, 2009 (unaudited) and December 31, 2008

And for the Three Months Ended March 31, 2009 (unaudited) and 2008 (unaudited)

Contents

Condensed Financial Statements:

Condensed Balance Sheets, March 31, 2009 (unaudited) and December 31, 2008 (audited)	4
Condensed Statements of Operation (unaudited)	5
Condensed Statements of Cash Flows (unaudited)	6
Notes to Condensed Financial Statements (unaudited)	7-12

Technology Resources, Inc.
Condensed Balance Sheet
	March 31,	December31,
	2009	2008
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$70	$70
Other current assts	883,722	883,722
Total Current Assets	883,792	883,792

Furniture and equipment	19,954	19,954
Accumulated depreciation	(19,954)	(19,954)
	-	-

Investment in wholly-owned subsidiary	79	79

TOTAL ASSETS	$883,871	$883,871

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$68,953	$48,203
Due to shareholder	60,340	60,340
Total Current Liabilities	129,293	108,543

Stockholders' Equity
Common stock, $.001 par value,
50,000,000 shares authorized,
38,986,200 and 18,986,000 issued
and outstanding, respectively	38,986	18,986
Paid in capital	998,648	1,018,648
Stock Subscription Receivable	(20,388)	(20,388)
Accumulated deficit	(262,668)	(241,918)
	754,578	775,328

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$883,871	$883,871

See accompanying notes to the financial statement.

Technology Resources, Inc.
Condensed Statement of Operations
(unaudited)
\
	March 31,
	2009	2008

Revenue	$-	$-

Operating Expenses
Computer and Internet Expenses	-	409
Interest Expense	-	799
Office Supplies and Miscellaneous	-	146
Professional Fees	20,750	2,823
Telephone	-	224
Total Expenses	20,750	4,401
Net Income (Loss) from Operations	(20,750)	(4,401)

Provision for Income Taxes	-	-

Net Income (Loss)	$(20,750)	$(4,401)

Earnings per Common Share	$(0.00)	$(0.00)
Weighted Average Common Shares	34,319,533	15,360,000

See accompanying notes to the financial statement.

Technology Resources, Inc.
Condensed Statement of Cash Flows
(unaudited)

	March 31,
	2009	2008
OPERATING ACTIVITIES:
Net (Loss) Income	$(20,750)	$(4,401)
Adjustments to reconcile net loss to cash used in
and provided by operating activities
Changes in:
Accounts payable and accrued expenses	20,750	(111)
Net Cash (used in) operating activities	-	(4,512)

FINANCING ACTIVITIES:
Shareholder Loans	-	4,450
Net provided by Financing Activities	-	4,450

NET CASH (DECREASE) INCREASE FOR THE PERIOD	-	(62)

BEGINNING CASH	70	127

ENDING CASH MARCH 31, 2009 AND 2008	$70	$65

See accompanying notes to the financial statement.

Technology Resources, Inc.

Notes to Condensed Financial Statements

(Unaudited)

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated March 1, 1996 in the State of Florida.  The Company was in the business of providing placement services in the field of technical and executive personnel.

Up until May 20, 2008, the Company provided employee placement services nationally and internationally with the immediate market in the Tampa Bay region. The Company was primarily a permanent employment agency; however, temporary staff augmentation provided ancillary revenue. Accordingly, the Company developed a range of services to offer in the consulting industry. These included a full range of business services typically found in small to large executive placement firms such as interviewing candidates, performing reference checks, and developing candidate interviewing techniques.

On May 20, 2008, a change of control of the Company occurred, pursuant to the transactions completed by the Stock Purchase Agreement (see Note G).  The Company has ceased operations as an employee placement service and is awaiting current business operations directed by the new controlling stockholders (See Note I).

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month periods ended March 31, 2009 and 2008; (b) the financial position at March 31, 2009, and (c) cash flows for the three month periods ended March 31, 2009 and 2008, have been made.

The unaudited condensed financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements for the years ended December 31, 2008 and notes thereto in the Company’s annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire year.

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

Fixed Assets

Furniture and equipment is stated at cost.  Depreciation is computed using accelerated methods over the estimated useful lives of the assets (five years for furniture and equipment).  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted.  Based upon its most recent analysis, the assets are fully depreciated and the Company believes that no impairment of furniture and equipment existed as of December 31, 2008 or March 31, 2009.

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

Accounts Receivable, Related Party

Amounts were lent to Shareholders by the Company.  These advances are non-interest bearing and payable on demand.   Advances are intended to be temporary; therefore no interest is imputed on the amounts advanced by shareholders.

NOTE C – GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying condensed financial statements, the Company has minimal assets, negative working capital and a recent history of operating losses resulting in an accumulated deficit of $262,668.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. The condensed financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

NOTE D - INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the condensed financial statements and consist of taxes currently due plus deferred taxes, if and when applicable, related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting.  Any deferred taxes would represent the future tax return consequences of those differences, which will either be taxable when the assets and liabilities are recovered or settled.  The company fully utilized all available net operating losses at December 31, 2008.

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

NOTE F – RECENT ACCOUNTING PRONOUNCEMENTS

Current Adoption of New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160; Noncontrolling Interest in Consolidated Financial Statements, and amendment of ARB 51, which changes the accounting and reporting for minority interest.  Minority interest will be recharacterized as noncontrolling interest and will be reported as component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the date of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS No. 160 is effective for the Company beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  The adoption of SFAS 160 had no impact on the Company’s balance sheet or results of operation.  Prior to the adoption of SFAS 160, minority interest had been reduced, due to their proportionate losses, to the extent of their investment.  The current financials recognize that the current losses exceed the basis and therefore have not impacted the financial condition.

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 161 did not impact the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company’s adoption of SFAS 162 did not have a material effect on our results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities to increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.  The Company has assessed the impact of SFAS No. 163 on its condensed financial position and results of operations and determined it to have no effect on the operations or financial condition.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. As we do not have convertible debt, the adoption of FSP APB 14-1 has had no effect on our results of operations and financial condition.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of FSP FAS 142-3 has had no impact on its results of operations or financial condition.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective retrospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 did not materially impact the Company’s financial condition and results of operations.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance and applies to the Company’s current financial statements. The application of the provisions of FSP 157-3 did not affect the Company’s results of operations or financial condition for the period ended March 31, 2009.

In June 2008, the FASB issued EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, effective for financial statements issued for fiscal periods and interim periods beginning after December 15, 2008. EITF No.07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The adoption of EITF No. 07-5 did not have a material effect on the Company’s financial statements.

Future Adoption of New Accounting Pronouncements

In December 2008, the FASB issued FSP SFAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP SFAS 132(R)-1 requires an employer to provide certain disclosures about the assets held by its defined benefit pension or other postretirement plans. The required disclosures include the investment policies and strategies of the plans, the fair value of the major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements and a description of significant concentrations of risk in plan assets. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP SFAS 132(R)-1 to have a material impact on its Financial Statements.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Under FSP SFAS No. 157-4, transactions or quoted prices may not accurately reflect fair value if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities). In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP SFAS No. 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject to the early adoption of FSP SFAS No. 115-2 and SFAS No. 124-2. The Company did not elect to early adopt FSP SFAS No. 157-4; however, it does not expect the adoption to have a material impact on its Financial Statements.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS No. 115-2”). FSP SFAS No. 115-2 provides new guidance on the recognition and presentation of other-than-temporary impairments (“OTTI”) for fixed maturity securities that are classified as available-for-sale and held-to-maturity if management does not intend to sell the impaired security and it is more likely than not it will not be required to sell the impaired security before the recovery of its amortized cost basis. The Company does not have investments in fixed maturity securities and, accordingly, expects no impact from adoption of this pronouncement.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1”). FSP SFAS No. 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require fair value of financial instrument disclosure in interim financial statements and amends APB No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The provisions of FSP SFAS No. 107-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not elect to early adopt FSP SFAS No. 107-1; however, it does not expect the adoption to have a material impact on its Financial Statements.

NOTE G – EQUITY TRANSACTIONS

Completion of Disposition of Assets and Change of Control

On May 20, 2008, the Company’s majority shareholders, Emily Lee and William S. Lee, completed the transaction set forth in the Majority Stock Purchase Agreement entered into on January 4, 2008 with certain Majority Purchasers, related parties to the Hawaii-based manufacturing company (see Note I).  Pursuant to the terms of the Majority Stock Purchase Agreement, the Majority Purchasers have transferred to Emily and William S. Lee a total consideration of $422,360 to purchase an aggregate of 7,940,000 shares personally owned by Emily and William S. Lee.  A change of control of the Company has occurred.  51.69% of the issued and outstanding shares of the Company have been transferred at an average purchase price of $.053 per share.  Pursuant to the transactions completed by the Stock Purchase Agreement above, there has been a change of control in the Company.

In 2008 the Company received $883,772 by issuing 3,626,200 common shares .

On January 29, 2009, the Company issued 20,000,000 shares to 4 founding stockholders for services rendered in the founding organization.  The issuance of these shares was at par value and the issuing par value was off-set with a charge to Additional Paid in Capital.

NOTE H – RELATED PARTY TRANSACTIONS

The Company borrowed $60,340 from the prior controlling shareholders of the Company for working capital purposes as of March 31, 2009.  These advances are non interest bearing with no stated repayment date.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE I – SUBSEQUENT EVENT

Business Combination and Share Exchange Agreement

The Company received an unsolicited offer to do a business combination with a Hawaii-based manufacturing firm, related party to the Majority Purchasers (See Note G), in the latter part of 2007. On December 14, 2007 the Company received a formal Letter of Intent from this entity to obtain the controlling portion of Technology Resources, Inc.

On November 13, 2008, the Company entered into an Agreement for Share Exchange with Shaka Shoes, Inc., the Hawaii company (“SHAKA”) and Lynae Gambee, Brett Walters, Trent Walters, Cliff Walters and Tiffany Williams, individually, the owners and shareholders of SHAKA (the “Shareholders”)

Pursuant to the terms of the Agreement, the Company shall acquire a 100% ownership interest in SHAKA from the Shareholders.  Consideration to be paid by TGYR to the Shareholders shall be a total of 20,000,000 shares of its common stock (the “Exchange Shares”) in exchange for 100% of the ownership interests in SHAKA. According to the terms of the Agreement, Lynae Gambee, Brett Walters, Trent Walters, Cliff Walters and Tiffany Williams shall each receive 4,000,000 shares of common stock in the Company. The Exchange shall take place according to the terms of the Agreement and in accordance with applicable law.  Immediately following completion of the share exchange transaction through the issuance of the Exchange Shares, TGYR shall have a total of approximately 38,986,200  shares of its common stock issued and outstanding. The Agreement will close subject to the provisions and conditions of the Agreement and the discretion of the parties.

Although the transference of the Exchange Shares was completed on January 21, 2009, the SHAKA assets have not been transferred, as there has been no business transacted through March 31, 2009.

Change in Ownership

On May 5, 2009, several of the Company’s majority shareholders (the “Shareholders”) entered into certain separate Stock Purchase Agreements (the “Stock Purchase Agreements”) with certain purchasers (the “Purchasers”). Pursuant to the terms of the Stock Purchase Agreements, the Purchasers will collectively transfer total consideration of $5,040.68 to the Shareholders in exchange for the transfer of an aggregate of 21,916,000 shares of common stock of the Company.

Upon closing of these transactions, a change of control of the Company will occur.  56% of the issued and outstanding shares of the Company will be transferred at an average purchase price of $0.00023 per share.

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

Operating Results for Three Months Ended March 31, 2009 Compared To March 31, 2008 (Unaudited)

Revenues. For the three months ended March 31, 2009, revenues were $0, compared to $0 for the three months ended March 31, 2008.  Since the business ceased operations in the second quarter of 2008, no revenue was earned as of March 31, 2009.

Operating Expenses. Costs have increased for the current three month period.  Operating expenses for the three months ending March 31, 2009 were $20,750 and $4,401 for the three months ended March 31, 2008.     These expenses are primarily professional fees for legal and accounting services associated with the public entity filings.

Net Income. Income before taxes for the three months ended March 31, 2009 and 2008 was a loss of $20,750 and $4,401, respectively.  The Company ceased its current operations in the second quarter of 2008; no revenue was earned as of March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2009, we had cash and cash equivalents of $70.  Liabilities at March 31, 2009 totaled $129,293 and consisted of $68,953 in Accounts Payable and Accrued Expenses and $60,340 in Loans from previous shareholders.

Cash Flow for the Three Months ended March 31, 2009 compared to March 31, 2008 (Unaudited)

Operating Activities:  For the periods ended March 31, 2009 and 2008, our operating activities used $0 and $4,512 respectively.

Investing Activities:  For the period ended March 31, 2009 and 2008, there were no investing activities.

Financing Activities. Net cash provided by financing activities was $0 and $4,450 for the period ended March 31, 2009 and 2008, respectively.   These resulted from borrowing from shareholders.

Inflation

Inflation does not materially affect our business or the results of our operations.

Subsequent Events

Business Combination and Share Exchange Agreement

The Company received an unsolicited offer to do a business combination with a Hawaii-based manufacturing firm, related party to the Majority Purchasers (See Note G), in the latter part of 2007. On December 14, 2007 the Company received a formal Letter of Intent from this entity to obtain the controlling portion of Technology Resources, Inc.

On November 13, 2008, the Company entered into an Agreement for Share Exchange with Shaka Shoes, Inc., the Hawaii company (“SHAKA”) and Lynae Gambee, Brett Walters, Trent Walters, Cliff Walters and Tiffany Williams, individually, the owners and shareholders of SHAKA (the “Shareholders”)

Pursuant to the terms of the Agreement, the Company shall acquire a 100% ownership interest in SHAKA from the Shareholders.  Consideration to be paid by TGYR to the Shareholders shall be a total of 20,000,000 shares of its common stock (the “Exchange Shares”) in exchange for 100% of the ownership interests in SHAKA. According to the terms of the Agreement, Lynae Gambee, Brett Walters, Trent Walters, Cliff Walters and Tiffany Williams shall each receive 4,000,000 shares of common stock in the Company. The Exchange shall take place according to the terms of the Agreement and in accordance with applicable law.  Immediately following completion of the share exchange transaction through the issuance of the Exchange Shares, TGYR shall have a total of approximately 38,986,200  shares of its common stock issued and outstanding. The Agreement will close subject to the provisions and conditions of the Agreement and the discretion of the parties.

Although the transference of the Exchange Shares was completed on January 21, 2009, the SHAKA assets have not been transferred, as there has been no business transacted through March 31, 2009.

Change in Ownership

On May 5, 2009, several of the Company’s majority shareholders (the “Shareholders”) entered into certain separate Stock Purchase Agreements (the “Stock Purchase Agreements”) with certain purchasers (the “Purchasers”). Pursuant to the terms of the Stock Purchase Agreements, the Purchasers will collectively transfer total consideration of $5,040.68 to the Shareholders in exchange for the transfer of an aggregate of 21,916,000 shares of common stock of the Company.

Upon closing of these transactions, a change of control of the Company will occur.  56% of the issued and outstanding shares of the Company will be transferred at an average purchase price of $0.00023 per share.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

The company has limited resources and as a result, a material weakness in financial reporting currently exists.

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

The Company’s management confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 5, 2009, several of the Company’s majority shareholders (the “Shareholders”) entered into certain separate Stock Purchase Agreements (the “Stock Purchase Agreements”) with certain purchasers (the “Purchasers”). Pursuant to the terms of the Stock Purchase Agreements, the Purchasers will collectively transfer total consideration of $5,040.68 to the Shareholders in exchange for the transfer of an aggregate of 21,916,000 shares of common stock of the Company.

Stockholder	Shares	Consideration	Date
Lopez, Robert	1,972,000	453.56	5/5/2009
Evans, Zac	16,000,000	3,680.00	5/5/2009
Parker, Darin	1,972,000	453.56	5/5/2009
Wilmarth, Steven	1,972,000	453.56	5/5/2009
	21,916,000	5,040.68

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the quarter ending March 31, 2009 that was not reported in a current report on Form 8-K.

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

Business Combination

We received an unsolicited offer to do a business combination with a shoe and apparel design and manufacturing company located in Hawaii.  The Hawaii-based company, Shaka Shoes, Inc. (“Shaka”), was formed in 2005.  Upon the completion of a transfer of 20,000,000 shares to the owners of Shaka, per the acquisition agreement, the assets and operations of Shaka are to be transferred to Technology Resources, Inc.   Although the transference of the Exchange Shares was completed on January 21, 2009, the Shaka assets have not been transferred, as there has been no business transacted through March 31, 2009.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

Item 1.01	ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT
Item 5.01	CHANGES IN CONTROL OF THE REGISTRANT

Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY RESOURCES, INC.

Dated: May 19, 2009	/s/ TRENT WALTERS
Trent Walters
Chairman and Chief Executive Officer

Dated: May 19, 2009	/s/ SETH GAMBEE
Seth Gambee
Chief Financial Officer