Form 10-Q
period 2009-06-30
TECHNOLOGY RESOURCES INC
filed 2009-08-12
CIK 1176231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-132796

SHAKA SHOES, INC. Previously TECHNOLOGY RESOURCES, INC.
( Exact name of small business issuer as specified in its charter)

FLORIDA	59-3364116
(State or other jurisdiction of	(I.R.S. Tax. I.D. No.)
incorporation or organization)

77-6360 Halawai Place, Kailua Kona, HI, 96740
(Address of Principal Executive Offices)

(808) 329-4809
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days..   Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☐   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No    ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of  July 21, 2009, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	38,986,200

Transitional Small Business Disclosure Format (check one):   Yes  ☐  No ☒

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Financial Statements

Shaka Shoes, Inc.

(previously Technology Resources, Inc.)

As of June 30, 2009 (unaudited) and December 31, 2008

And for the Three and Six Months Ended June 30, 2009 (unaudited) and 2008 (unaudited)

Contents

Condensed Financial Statements:

Condensed Balance Sheets, June 30, 2009 (unaudited) and December 31, 2008 (audited)	4
Condensed Statements of Operation, June 30, 2009 and 2008 (unaudited)	5
Condensed Statements of Cash Flows, June 30, 2009 and 2008 (unaudited)	6
Notes to Condensed Financial Statements, June 30, 2009 and 2008 (unaudited)	7-12

Shaka Shoes, Inc.
(previously Technology Resources, Inc.)
Condensed Balance Sheets

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$70	$70
Accounts receivable, related party	873,722	883,722
Total current assets	873,792	883,792

Furniture and equipment	19,954	19,954
Accumulated depreciation	(19,954)	(19,954)
Furniture and equipment, net	-	-

Investment in wholly-owned subsidiary	79	79

TOTAL ASSETS	$873,871	$883,871

LIABILITIES & STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$64,553	$48,203
Due to shareholder	60,340	60,340
Total current liabilities	124,893	108,543

Stockholders' Equity
Common stock, $.001 par value, 200,000,000 shares authorized,
38,930,200 and 15,360,000 issued and outstanding	38,986	18,986
Paid in capital	998,648	1,018,648
Stock Subscription Receivable	(20,388)	(20,388)
Accumulated deficit	(268,268)	(241,918)
	748,978	775,328

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$873,871	$883,871

See accompanying notes to the financial statement.

Shaka Shoes, Inc.
(previously Technology Resources, Inc.)
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue	$-	$-	$-	$-

Operating Expenses
Computer and Internet Expenses	-	-	-	409
Depreciation Expense	-	593	-	593
Interest Expense	-	203	-	1,002
Office Supplies and Miscellaneous	-	59	-	205
Professional Fees	5,600	990	26,350	3,813
Telephone	-	226	-	450
Total Expenses	5,600	2,071	26,350	6,472
Net Income (Loss) from Operations	(5,600)	(2,071)	(26,350)	(6,472)

Other Income (Expenses)
Interest Income	-	-	-	-
Provision for Income Taxes	-	-	-	-
Total Other Income (Expenses)	-	-	-	-

Net Income (Loss)	$(5,600)	$(2,071)	$(26,350)	$(6,472)

Earnings per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted Average Common Shares	38,986,200	16,953,934	36,763,978	16,165,822

See accompanying notes to the financial statement.

Shaka Shoes, Inc .
(previously Technology Resources, Inc.)
Condensed Statements of Cash Flows
(unaudited)

	June 30,
	2009	2008
OPERATING ACTIVITIES:
Net (Loss) Income	$(26,350)	$(6,472)
Adjustments to reconcile net loss to cash used in
and provided by operating activities
Depreciation	-	593
Changes in:
Receivable from related party	10,000	-
Accounts payable and accrued expense	16,350	(19,798)
Net Cash (used in) operating activities	-	(25,677)

FINANCING ACTIVITIES:
Repayment of Line of Credit	-	(34,720)
Shareholder Loans	-	60,340
Net provided by Financing Activities	-	25,620

NET CASH (DECREASE) INCREASE FOR THE PERIOD	-	(57)

BEGINNING CASH	70	127

ENDING CASH AS OF JUNE 30, 2009 and 2008	$70	$70

See accompanying notes to the financial statement.

Shaka Shoes, Inc.

(previously Technology Resources, Inc.)

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

On January 28, 2009 our Board of Directors approved an amendment to our Articles of Incorporation (the “Amendment”) which changed our corporate name to Shaka Shoes, Inc. and increase the authorized capital stock to 200,000,000 common shares.

The Company elected to change its name to reflect the new business direction of the Company and the Company’s plans for the future.  The Company will be a manufacturer and distributor of casual shoes and sandals.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month periods ended June 30, 2009 and 2008; (b) the financial position at June 30, 2009, and (c) cash flows for the six month periods ended June 30, 2009 and 2008, have been made.

The unaudited condensed financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements for the years ended December 31, 2008 and notes thereto in the Company’s annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire year.

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

Fixed Assets

Furniture and equipment is stated at cost.  Depreciation is computed using accelerated methods over the estimated useful lives of the assets (five years for furniture and equipment).  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted.  Based upon its most recent analysis, the assets are fully depreciated and the Company believes that no impairment of furniture and equipment existed as of December 31, 2008 or June 30, 2009.

Revenue Recognition

The Company generated revenue by providing placement services in the field of technical and executive personnel.  Permanent employment staffing and staff augmentation was another avenue of revenue. The Company provided these services and billed for them when a candidate was placed.  The Company recognized its revenue when a candidate was placed and customers were billed. At that point in time the price had been determined and collectability reasonably assured. The Company developed relationships with other companies within the industry with whom the Company worked on a fee-splitting basis. When fee splitting occurred it was done equally between the two companies. Revenues were being reported net of any fee-splitting arrangements.  The Company has not commenced its’ new operating plan.

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

NOTE C – GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying condensed financial statements, the Company has minimal assets, negative working capital and a recent history of operating losses resulting in an accumulated deficit of $268,268.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. The condensed financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

NOTE D - INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the condensed financial statements and consist of taxes currently due plus deferred taxes, if and when applicable, related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting.  Any deferred taxes would represent the future tax return consequences of those differences, which will either be taxable when the assets and liabilities are recovered or settled.  The company fully allowed for any deferred tax assets available based on the net operating losses at December 31, 2008.

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

NOTE F – RECENT ACCOUNTING PRONOUNCEMENTS

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

Current Adoption of New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted.  Effective January 1, 2008, the Company did not elect the fair value option for any instruments.

In December 2007, the FASB issued SFAS No. 160; Noncontrolling Interest in Consolidated Financial Statements, and amendment of ARB 51, which changes the accounting and reporting for minority interest.  Minority interest will be recharacterized as noncontrolling interest and will be reported as component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in  net income on the date of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS No. 160 is effective for the Company beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  The adoption of SFAS 160 had no impact on the Company’s balance sheet or results of operation.

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities to increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.  The Company has assessed the impact of SFAS No. 163 on its financial position and results of operations and determined it to have no effect on the operations or financial condition.

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

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance and applies to the Company’s current financial statements. The application of the provisions of FSP 157-3 did not affect the Company’s results of operations or financial condition.

In June 2008, the FASB issued EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, effective for financial statements issued for fiscal periods and interim periods beginning after December 15, 2008. EITF No.07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The adoption of EITF No. 07-5 did not have a material effect on the Company’s results of operations or financial condition.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Under FSP SFAS No. 157-4, transactions or quoted prices may not accurately reflect fair value if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities). In addition, if there is evidence that the transaction for the asset or liability is not orderly; the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP SFAS No. 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject to the early adoption of FSP SFAS No. 115-2 and SFAS No. 124-2. The Company did not elect to early adopt FSP SFAS No. 157-4; however, it does not expect the adoption to have a material impact on its Financial Statements.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1”). FSP SFAS No. 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require fair value of financial instrument disclosure in interim financial statements and amends APB No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The provisions of FSP SFAS No. 107-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not elect to early adopt FSP SFAS No. 107-1; the adoption of EITF No. 07-5 did not have a material effect on the Company’s results of operations or financial condition.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future financial statements.

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

In 2008 the Company received cash, in the amount of $883,772, by issuing 3,626,200 common shares.

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

Change in Corporate Name and Amendment to the Articles of Incorporation

On January 28, 2009 our Board of Directors approved an amendment to our Articles of Incorporation (the “Amendment”) which changed our corporate name to Shaka Shoes, Inc.  Additionally, the amendment increased the authorized capital stock to 200,000,000 common shares.

The Amendment changed the name of our company from Technology Resources, Inc. to Shaka Shoes, Inc.  The Company has elected to change its name to reflect the new business direction of the Company and the Company’s plans for the future.

The Amendment also increased the authorized capital stock of our company to 200,000,000 common shares.  The Company has elected to increase the authorized capital in anticipation of issuing new shares .

NOTE H – RELATED PARTY TRANSACTIONS

The Company borrowed $60,340 from the prior controlling shareholders of the Company for working capital purposes as of June 30, 2009.  These advances are non interest bearing with no stated repayment date.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE I – SUBSEQUENT EVENT

Business Combination and Share Exchange Agreement

The Company received an unsolicited offer to do a business combination with a Hawaii-based manufacturing firm, related party to the Majority Purchasers (See Note G), in the latter part of 2007. On December 14, 2007 the Company received a formal Letter of Intent from this entity to obtain the controlling portion of Shaka Shoes, Inc.

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

Although the transference of the Exchange Shares was completed on January 21, 2009, the SHAKA assets have not been transferred, as there has been no business transacted through June 30, 2009.

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

General

We were incorporated in Florida on March 1, 1996, as Integrated Marketing Technology, Inc. Our name was changed to Technology Resources, Inc., on January 1, 1997 and changed again on January 28, 2009 to Shaka Shoes, Inc..

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

On May 20, 2008, a change of control in the Company occurred.  We ceased operations as an employee placement service and at the direction from the new controlling stockholders are seeking to implement our operating plan as a manufacturer and distributor of casual footwear.

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

Operating Results for Three and Six Months Ended June 30, 2009 Compared to June 30, 2008 (Unaudited)

Revenues. For the three and six months ended June 30, 2009 and 2008, revenues were $0.  There has been no revenue generated during the periods presented, since the business ceased operations in the second quarter of 2008 and no revenue was earned through the second quarter of 2008 and no revenue was generated through June 31, 2009.  The Company, under new control, is in process of implementing new business operations.

Operating Expenses. Operating expenses were $5,600, $26,350, $2,071 and $6,472 for the three and six months ending June 30, 2009 and 2008, respectively.    These expenses are primarily professional fees for legal and accounting services associated with the public entity filings.

Net Income. Income before taxes for the three and six months ended June 30, 2009 and 2008 was a loss of $5,600, $26,350, $2,071 and $6,472, respectively.  The Company ceased its current operations in the second quarter of 2008; no revenue was earned as of June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents of $70.  Liabilities at June 30, 2009 totaled $124,893 and consisted of $64,553 in Accounts Payable and Accrued Expenses and $60,340 in Loans from previous shareholders.

Cash Flow for the Six Months Ended June 30, 2009 Compared to June 30, 2008(Unaudited)

Operating Activities:  For the periods ended June 30, 2009 and 2008, our operating activities used $0 and $25,677 respectively.

Investing Activities:  There were no investing activities during the six month periods ended June 30, 2009 and 2008.

Financing Activities. Net cash provided by financing activities was $0 and $25,620 for the period ended June 30, 2009 and 2008, respectively.   These resulted from borrowing from shareholders.

Inflation

Inflation does not materially affect our business or the results of our operations.

Subsequent Events

Business Combination and Share Exchange Agreement

The Company received an unsolicited offer to do a business combination with a Hawaii-based manufacturing firm, related party to the Majority Purchasers (See Note G), in the latter part of 2007. On December 14, 2007 the Company received a formal Letter of Intent from this entity to obtain the controlling portion of Shaka Shoes, Inc.

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

Although the transference of the Exchange Shares was completed on January 21, 2009, the SHAKA assets have not been transferred, as there has been no business transacted through June 30, 2009.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

The company has limited resources and as a result, a material weakness in financial reporting currently exists.

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

The Company’s management confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Stockholder	Shares	Consideration	Date
Lopez, Robert	1,972,000	453.56	May 5, 2009
Evans, Zac	16,000,000	3,680.00	May 5, 2009
Parker, Darin	1,972,000	453.56	May 5, 2009
Wilmarth, Steven	1,972,000	453.56	May 5, 2009
	21,916,000	5,040.68

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the quarter ending June 30, 2009 that was not reported in a current report on Form 8-K.

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

Business Combination

We received an unsolicited offer to do a business combination with a shoe and apparel design and manufacturing company located in Hawaii.  The Hawaii-based company, Shaka Shoes, Inc. (“Shaka”), was formed in 2005.  Transfer of 20,000,000 shares to the owners of Shaka, per the acquisition agreement, has been made in exchange for the transfer of the assets and operations of Shaka to Technology Resources, Inc. (now known as Shaka Shoes, Inc.).  Although the transference of the Exchange Shares was completed on January 21, 2009, the Shaka assets have not been transferred, as there has been no business transacted through June 30, 2009.

ITEM 6.  EXHIBITS

Exhibit Number		Description
2.1	**	Share Exchange Agreement
3.1	*	Amended and Restated Articles of Incorporation
3.2	*	By-Laws
3.3	*	Original Articles of Incorporation
3.4	*	Amended Articles of Incorporation
10.1	*	Affinion Agreement
10.2	*	Agent Logic Contract
10.3	*	Booz Allen Hamilton Agreement
10.4	*	Knightsbridge Contract
10.5	*	Pacific Crest Agreement
10.6	*	Pacific Crest Addendum
10.7	*	Macro Solutions Agreement
10.8	*	Macro Solutions Addendum
10.9	*	Maki & Co. Agreement
10.10	*	White Agreement
10.11	*	Wachovia Line of Credit Agreement
31.1		Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	Form Letter to Selling Security Holders
99.2	*	Blank Fee Split Agreement
*		Previously filed as an exhibit to the Registration Statement on Form SB-2 of Technology Resources, Inc. that became effective June 26, 2007.
**		Previously filed with a Current Report on Form 8-K as Exhibit 2.1 on January 27, 2009

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHAKA SHOES, INC. (PREVIOUSLY TECHNOLOGY RESOURCES, INC.)

Dated: August 10, 2009	/s/ TRENT WALTERS
Trent Walters
Chairman and Chief Executive Officer

Dated: August 10, 2009	/s/ SETH GAMBEE
Seth Gambee
Chief Financial Officer