Form 10-Q
period 2009-09-30
TECHNOLOGY RESOURCES INC
filed 2009-11-23
CIK 1176231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-132796

SHAKA SHOES, INC. Previously TECHNOLOGY RESOURCES, INC.
( Exact name of small business issuer as specified in its charter)

FLORIDA	59-3364116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 19, 2009, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	38,986,200

Transitional Small Business Disclosure Format (check one): Yes ☐   No  ☒

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Financial Statements

Shaka Shoes, Inc.

(previously Technology Resources, Inc.)

As of September 30, 2009 (unaudited) and December 31, 2008

And for the Three and Nine Months Ended September 30, 2009 (unaudited) and 2008 (unaudited)

Contents

Condensed Financial Statements:

Condensed Balance Sheets, September 30, 2009 (unaudited) and December 31, 2008 (audited)	4
Condensed Statements of Operation, September 30, 2009 and 2008 (unaudited)	5
Condensed Statements of Cash Flows, September 30, 2009 and 2008 (unaudited)	6
Notes to Condensed Financial Statements, September 30, 2009 and 2008 (unaudited)	7-11

Shaka Shoes, Inc.

(previously Technology Resources, Inc.)

Condensed Balance Sheet

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$70	$70
Receivable from related party	883,722	883,722
Total Current Assets	883,792	883,792

Furniture and equipment	19,954	19,954
Accumulated depreciation	(19,954)	(19,954)
Furniture and Equipment, Net	-	-

Investment in wholly-owned subsidiary	79	79

TOTAL ASSETS	$883,871	$883,871

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$80,153	$48,203
Due to shareholder	70,340	60,340
Total Current Liabilities	150,493	108,543

Stockholders' Equity
Common stock, $.001 par value, 200,000,000 shares authorized,
38,930,200 and 15,360,000 issued and outstanding	38,930	18,986
Paid in capital	998,704	1,018,648
Stock Subscription Receivable	(20,388)	(20,388)
Accumulated deficit	(283,868)	(241,918)
	733,378	775,328

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$883,871	$883,871
.

See accompanying notes to the condensed financial statement

Shaka Shoes, Inc.
(previously Technology Resources, Inc.)
Condensed Statement of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	$-	$-	$-	$-

Operating Expenses
Computer and Internet Expenses	-	-	-	409
Depreciation Expense	-	-	-	593
Interest Expense	-	-	-	1,002
Office and Miscellaneous	-	-	-	205
Professional Fees	15,600	500	41,950	4,313
Telephone	-	-	-	450
Total Expenses	15,600	500	41,950	6,972
Net Income (Loss) from Operations	(15,600)	(500)	(41,950)	(6,972)

Other Income (Expenses)
Interest Income	-	-	-	-
Provision for Income Taxes	-	-	-	-
Total Other Income (Expenses)	-	-	-	-

Net Income (Loss)	$(15,600)	$(500)	$(41,950)	$(6,972)

Earnings per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted Average Common Shares	38,986,200	17,975,620	37,515,612	17,119,774

See accompanying notes to the condensed financial statement.

Shaka Shoes, Inc.
(previously Technology Resources, Inc.)
Condensed Statement of Cash Flows
(unaudited)

	September 30,
	2009	2008
OPERATING ACTIVITIES:
Net Loss	$(41,950)	$(6,972)
Adjustments to reconcile net loss to cash used in
and provided by operating activities:
Depreciation	-	593
Changes in:
Receivable from related party	-	(906,610)
Accounts payable and accrued expense	31,950	(19,298)
Net Cash provided by (used in) Operating Activities	(10,000)	(932,287)

FINANCING ACTIVITIES:
Repayment of Line of Credit	-	(34,720)
Shareholder Loans	10,000	60,340
Sale of Common Stock	-	906,610
Net provided by (used in) Financing Activities	10,000	932,230

NET CASH (DECREASE) INCREASE FOR THE PERIOD	-	(57)
BEGINNING CASH	70	127
ENDING CASH AS OF SEPTEMBER 30, 2009 and 2008	$70	$70

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

See accompanying notes to the condensed financial statement.

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

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine month periods ended September 30, 2009 and 2008; (b) the financial position at September 30, 2009, and (c) cash flows for the nine month periods ended September 30, 2009 and 2008, have been made.

The unaudited condensed financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements for the years ended December 31, 2008 and notes thereto in the Company’s annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the entire year.

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

Fixed Assets

Furniture and equipment is stated at cost.  Depreciation is computed using accelerated methods over the estimated useful lives of the assets (five years for furniture and equipment).  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted.  Based upon its most recent analysis, the assets are fully depreciated and the Company believes that no impairment of furniture and equipment existed as of December 31, 2008 or September 30, 2009.

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

Major Customers

Historically, the Company had been reliant on three major customers to provide seventy five percent of its revenue.

Receivable from Related Party

Amounts were lent to Shareholders by the Company.  These advances are non-interest bearing and payable on demand.   Advances are intended to be temporary; therefore no interest is imputed on the amounts advanced by shareholders.

Subsequent Events

These interim condensed financial statements were approved by management and were issued on November 19, 2009.  Subsequent events have been evaluated through this date.

NOTE C – GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying condensed financial statements, the Company has minimal assets, negative working capital and a recent history of operating losses resulting in an accumulated deficit of $283,868.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. The condensed financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This ASU reflected the issuance of FASB Statement No. 168. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. This Accounting Standards Update includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the third quarter of 2009, and accordingly, our Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-02, Omnibus Update—Amendments to Various Topics for Technical Corrections. This omnibus ASU detailed amendments to various topics for technical corrections. The adoption of ASU 2009-02 will not have a material impact on our condensed financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-03, SEC Update — Amendments to Various Topics Containing SEC Staff Accounting Bulletins. This ASU updated cross-references to Codification text. The adoption of ASU 2009-03 will not have a material impact on our condensed financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-04, Accounting for Redeemable Equity Instruments — Amendment to Section 480-10-S99. This ASU represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” The adoption of ASU 2009-04 will not have a material impact on our condensed financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, to provide guidance on the fair value measurement of liabilities. The adoption of ASU 2009-05 is not expected to have a material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. This Accounting Standards Update provides additional implementation guidance on accounting for uncertainty in income taxes and eliminates the disclosures required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The adoption of ASU 2009-06 will not have material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-07, Technical Corrections to SEC Paragraphs. This Accounting Standards Update corrected SEC paragraphs in response to comment letters. The adoption of ASU 2009-07 will not have material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-08, Earnings Per Share Amendments to Section 260-10-S99. This Codification Update represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of ASU 2009-08 will not have material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees. This Accounting Standards Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Section 323-10-S99-4 was originally entered into the Codification incorrectly. The adoption of ASU 2009-09 will not have material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-10, Financial Services-Brokers and Dealers: Investments-Other, Amendment to Subtopic 940-325. This Accounting Standards Update codifies the Observer comment in paragraph 17 of EITF 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management. The adoption of ASU 2009-10 will not have material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-11, Extractive Activities-Oil and Gas, Amendment to Section 932-10-S99. This Accounting Standards Update represents a technical correction to the SEC Observer comment in EITF 90-22, Accounting for Gas-Balancing Arrangements. The adoption of ASU 2009-11 will not have material impact on our condensed financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures Overall, to provide guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The adoption of ASU 2009-12 will not have material impact on our condensed financial statements.

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

The Amendment also increased the authorized capital stock of our company to 200,000,000 common shares.  The Company has elected to increase the authorized capital in anticipation of issuing new shares.

NOTE H – RELATED PARTY TRANSACTIONS

The Company borrowed $70,340 from the prior controlling shareholders of the Company for working capital purposes.  These advances are non interest bearing with no stated repayment date.

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

Although the transference of the Exchange Shares was completed on January 21, 2009, the SHAKA assets have not been transferred, as there has been no business transacted through September 30, 2009.

Change in Directors and Officers

On October 1, 2009 the Board of Directors of the Company accepted the resignations of Trent Walters as Chief Executive Officer and Director of the Company, Seth Gambee as Chief Financial Officer and Director of the Company, Lynae Gambee as Director of the Company, and Brett Walters as Director of the Company.  The resignations of Trent Walters, Seth Gambee, Lynae Gambee, and Brett Walters are not due to any disagreements with the Company and none of these individuals have any claims against the Company.

On October 1, 2009, the Board of Directors of the Company elected Mr. Steven R. Wilmarth to serve sole Director of the Company.  That same day, the Board of Directors appointed Mr. Wilmarth to serve as the Chief Executive Officer and the Chief Financial Officer.

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

Operating Results for Three and Nine Months Ended September 30, 2009 Compared to September 30, 2008 (Unaudited)

Revenues.  For the three and nine months ended September 30, 2009 and 2008, revenues were $0 for all periods.  There has been no revenue generated during the periods presented, since the business ceased operations in the second quarter of 2008 and no revenue was earned through the second quarter of 2008 and no revenue was generated through September 30, 2009.  The Company, under new control, is in process of implementing new business operations.

Operating Expenses.  Operating expenses were $15,600, $500, $41,950 and $6,972 for the three and nine months ending September 30, 2009 and 2008, respectively.    These expenses are primarily professional fees for legal and accounting services associated with the public entity filings.

Net Income.  Income before taxes for the three and nine months ended September 30, 2009 and 2008 was a loss of $15,600, $500, $41,950 and $6,972, respectively.  The Company ceased its current operations in the second quarter of 2008; no revenue was earned as of September 30, 2009.  The losses presented were primarily due to costs incurred for public filing requirements, as management is seeking to implement new business operations.

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of $70.  Liabilities at September 30, 2009 totaled $150,493 and consisted of $80,153 in Accounts Payable and Accrued Expenses and $70,340 in Loans from previous shareholders.

Cash flows have not been affected through the business, as the current expense payments are being deferred, increasing payables.   Net cash used in operations was $10,000 for the nine months ending September 30, 2009, funded by the majority shareholder (financing activities).   There have been no investing activities during the nine month period ended September 30, 2009.

The Company is actively seeking new investors to help new management implement their plan as a manufacturer of footwear.  Current costs incurred are minimal and are anticipated to be paid through any capital raised or through loans from shareholders.

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

Although the transference of the Exchange Shares was completed on January 21, 2009, the SHAKA assets have not been transferred, as there has been no business transacted through September 30, 2009.

Change in Directors and Officers

On October 1, 2009 the Board of Directors of the Company accepted the resignations of Trent Walters as Chief Executive Officer and Director of the Company, Seth Gambee as Chief Financial Officer and Director of the Company, Lynae Gambee as Director of the Company, and Brett Walters as Director of the Company.  The resignations of Trent Walters, Seth Gambee, Lynae Gambee, and Brett Walters are not due to any disagreements with the Company and none of these individuals have any claims against the Company.

On October 1, 2009, the Board of Directors of the Company elected Mr. Steven R. Wilmarth to serve sole Director of the Company.  That same day, the Board of Directors appointed Mr. Wilmarth to serve as the Chief Executive Officer and the Chief Financial Officer.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

The company has limited resources and as a result, a material weakness in financial reporting currently exists.

A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim condensed financial statements will not be prevented or detected on a timely basis.  Management has determined that a material weakness exists due to a lack of segregation of duties, resulting from the Company's limited resources.

The Company’s management confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Stockholder	Shares	Consideration	Date
Lopez, Robert	1,972,000	$ 453.56	May 5, 2009
Evans, Zac	16,000,000	3,680.00	May 5, 2009
Parker, Darin	1,972,000	453.56	May 5, 2009
Wilmarth, Steven	1,972,000	453.56	May 5, 2009
	21,916,000	$ 5,040.68

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the quarter ending September 30, 2009 that was not reported in a current report on Form 8-K.

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

Business Combination

We received an unsolicited offer to do a business combination with a shoe and apparel design and manufacturing company located in Hawaii.  The Hawaii-based company, Shaka Shoes, Inc. (“Shaka”), was formed in 2005.  Transfer of 20,000,000 shares to the owners of Shaka, per the acquisition agreement, has been made in exchange for the transfer of the assets and operations of Shaka to Technology Resources, Inc. (now known as Shaka Shoes, Inc.).  Although the transference of the Exchange Shares was completed on January 21, 2009, the Shaka assets have not been transferred, as there has been no business transacted through September 30, 2009.

ITEM 6.  EXHIBITS

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

SHAKA SHOES, INC. (PREVIOUSLY TECHNOLOGY RESOURCES, INC.)

Dated: November 23, 2009	/s/ Steven R. Wilmarth
Name: Steven R. Wilmarth Title: CEO and Director