Form 10-K
period 2009-12-31
SHAKA SHOES, INC.
filed 2011-06-09
CIK 1176231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-52254

SHAKA SHOES, INC.
(Exact name of small business issuer as specified in its charter)

FLORIDA	59-3364116
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
2507 South 300 West Salt Lake City, Utah 84115
(Address of Principal Executive Offices)
801-467-4439
(Registrant’s Telephone Number, Including Area Code)

(Former name, former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes  ☐   No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2009: $784,122.

Number of the issuer’s Common Stock outstanding as of May 25, 2011:  177,095,200

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes ☐  No ☑

PART I

ITEM 1.  BUSINESS

Background Information

Shaka Shoes, Inc., was originally incorporated on March 1, 1996 in Florida as Integrated Marketing Technology, Inc.  Its name was changed to Technology Resources, Inc., on January 1, 1997.   In 2009, a corporate action was approved by the shareholders to change the name of the Company to “Shaka Shoes, Inc.”  This name change was effective and filed with the state of Florida as of May 22, 2009.

In January 2008, the Company received an unsolicited offer to do a business combination with a shoe and apparel design and manufacturing company located in Hawaii.  The Hawaii-based company was formed in 2005 and has experienced growth throughout the United States and internationally.

In January 2009, the Hawaii-based manufacturing company assigned its rights under the offer to owners and directors to carry-out the business plan to sell, market and wholesale the designed footwear.  The completion of the assignment occurred on the transfer of 20,000,000 shares of the Company’s common stock, which were then assigned to the eventual majority holders on May 5, 2009, pursuant to the terms of their Stock Purchase Agreements.

Business Operations

Shaka Shoes, Inc. is a sales distribution company of specialty footwear made from ethylene vinyl acetate (EVA).  Shaka Shoes footwear is made from our proprietary resin blend, called "ShakaZorb"™.

Shaka Shoes, Inc. was founded in 2005 by four brothers in a dive shop in Kailua-Kona, Hawaii.  The diverse geography of Hawaii inspired the founders to develop a shoe that could go anywhere and do anything.  Shaka Shoes, Inc. designs and distributes EVA footwear.  The Company has since expanded to over 100 dealers in the United States and internationally.

Shaka Shoes aims to produce a top quality shoe at an entry-level price.  All products are produced using a proprietary resin, ShakaZorb, which is a break-through, impact-absorbing material that provides the ultimate in comfort and support.  Unique features of ShakaZorb include: (i) anti-microbial formulation; (ii) non-marking, anti-slip soles; (iii) a softer resin, with increased density to provide improved support and comfort; (iv) orthopedic footbed that conforms to the unique footbed within hours of initial wear; (v) non-toxic formula.

There are currently four models of Shaka Shoes available for immediate distribution.

Company locations and facilities include:

•

U.S. distribution headquarters is in Salt Lake City, Utah.

•

U.S. fulfillment headquarters is in Los Angeles, California, and Salt Lake City, Utah.

•

International distribution headquarters are in Edmonton, Alberta, Canada, and Toronto, Ontario, Canada.

•

Manufacturing facilities are located in Fuzhou and JinJiang, China.

•

Pending U.S. fulfillment centers are in Atlanta, Georgia and Baltimore, Maryland.

•

Pending International fulfillment centers are in Hamburg, Germany.

The current EVA footwear market is estimated at $1.2 billion annually.  The primary manufacturer is Crocs footwear.  They sell approximately $700 million annually.  This represents approximately 72,000,000 pairs of shoes sold each year at the wholesale price of $15.00 per pair.

The footwear is produced in three factories in the People's Republic of China.  These factories have the capacity to increase their production capacity in accordance with demand.

Business Development

Collateral Development.  All brochures, print ads, direct mails, etc. that have the Shaka Shoes name associated with them will reflect the Shaka Shoes brand and company image.  Therefore, the image developed will make Shaka Shoes a recognizable brand to all its collateral.

Web-site development.  The Shaka Shoes website (http://www.ShakaShoes.com) is a virtual business card and portfolio for the company as well as its online "home" page.  The website is simple, yet elegant and well designed.  The website will stay current with the latest trends and information for the customers and will act as a portal to the programs and products offered.

There are three primary focuses for the Shaka Shoes website: The Shaka Shoes dealer network, Shaka Shoes Sales Representatives, and the end-consumer.

A successful marketing strategy to each of these categories is key to the success of the website.

The website will encourage dealer use through the following:

•

Secure dealer back-end with username and password to place real-time orders.

•

Dealer incentive programs offered through online order placement.

•

Promotional material available online - banners, signs, POS displays, etc.

•

Dealer newsletter for updates on new products, current specials, shipping information, etc.

The website will assist sales representatives through remote, secure access to website back-end to track complete history for contracted territories and dealer networks and the ability for representatives to assist their dealers in placing orders online directly for instant approval.

The website will target the end-consumer through a user-friendly shopping cart, a free newsletter for updates, product specials, promotions and contexts, providing encouragement and consumer feedback with online promotions such as "new color" contests, dealer locator to drive traffic to our dealers throughout the country, and online contests for free trips to Hawaii, free products and other prizes.

As Shaka Shoes grows internationally, a series of international websites will be developed and launched in the necessary languages to further increase brand awareness and sales throughout the world.

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

Employees

We presently have one full-time employee and one part-time employee.

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

On January 31, 2011, the Board of Directors of the Company accepted the resignation of Mr. Steve Wilmarth as Chief Executive Officer, Chief Financial Officer, Director and any and all other positions held with the Company.  The resignation of Mr. Wilmarth was not due to any disagreements with the Company and Mr. Wilmarth has no adverse claims against the Company.

On January 31, 2011, the Board of Directors of the Company appointed Mr. James Scott to serve as the sold Director of the Company.  That same day, the Board of Directors of the Company appointed Mr. James Scott as the Chief Executive Officer and Chief Financial Officer of the Company.

Mr. James Scott James, age 37, graduated from Liberty University in 1997 with a BS in English literature and a minor in Asian history.  Upon graduation Mr. Scott moved to Korea to work as an independent consultant where he assisted Korean and Chinese executives to enhance their communication skills. Since returning to the United States in 2002, Mr. Scott has been working as an independent consultant with American companies assisting with corporate structuring, scalability concepts and strategic alliance.

The Company has a consulting agreement with Diamond Conversions, Inc., Chienn Consulting and Vincent Rees for consulting services through which the Company pays each $10,000 per month for their consulting services.

We currently have no other key employees and do not maintain employment agreements with any officers of the Company.

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

Failure to comply with government regulations will severely limit our sales opportunities and future revenue

Failure to comply with federal and state regulatory and environmental requirements could affect our abilities to market and sell our products and could substantially reduce the value of your investment and the market price of our common stock.

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

We have a Limited Operating History.

Shaka Shoes was organized in 2005, and has spent the past few years testing and proving its business concept in the U.S. and International markets.  While this experience suggests the ability to roll out successful locations in neighboring markets, Shaka Shoes will continue to face the difficulties of any new business including lack of financial history, need for additional capital, potential existing and new competition, changing economic conditions, and the challenges of expansion.

We face a Need for Additional Capital.

Shaka Shoes will likely need more investor capital in the future and there is no assurance that it will be able to raise such capital on reasonable terms, if at all.

We are an expansion stage company.

Shaka Shoes has experienced limited success in its initial endeavors.  This initial success does not assure success in additional markets or with additional products or offerings.

We are Dependent on Management Personnel.

Shaka Shoes’ future success is largely dependent upon its existing management team, which includes directors and key consultants. The loss of one or more of these officers and directors through injury, death or termination of employment, could result in the investment of significant time and resources for recruiting and replacement.  There is no assurance that Shaka Shoes could find the right mix of talent and experience to replace its existing team.  There is also no assurance that as Shaka Shoes grow, the existing team can successfully manage the growth of the Company or that Shaka Shoes can attract new talent to the Company as needed.

We face Potential Liability in our business practices.

Shaka Shoes faces potential liability in its business including product liability in the development, manufacturing, and use of Shaka products.  Shaka Shoes mitigates the potential liability by remaining knowledgeable of relevant rules and regulations, providing training to its members and employees, and carefully managing the development, manufacturing and use of Shaka products, including complaints and problems related to Shaka products.  Shaka Shoes will seek appropriate levels of liability insurance.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.      PROPERTIES

Our principal executive offices are located at 2507 South 300 West, Salt Lake City, Utah 84115. Our phone number is (801)467-4439.   The Company has had limited need for use of office space or equipment during the current period.  Any use of office space or equipment supplied by the shareholders or parties related to the shareholders has, thus far, been immaterial.

 ITEM 3.      LEGAL PROCEEDINGS

We are not engaged in any litigation, and we are unaware of any claims or complaints that could result in future litigation.  We will seek to minimize disputes with our customers but recognize the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

ITEM 4.      RESERVED

This item was removed and reserved pursuant to SEC Release No. 33-9089A issued on February 23, 2010.

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The Company’s common stock is listed on the Over the Counter Bulletin Board ("OTC: BB") under the symbol “SHKZ”.   The Company received its "Notice of Effectiveness" on December 12, 2007 from the SEC.    The Company's stock commenced trading on the exchange in the first quarter of 2008.

	High	Low
Fiscal Year 2009
Fourth quarter ended December 31, 2009	$ .06	$ .06
Third quarter ended September 30, 2009	.06	.06
Second quarter ended June 30, 2009	.06	.06
First quarter, ended March 31, 2009	1.01	.06
Fiscal Year 2008
Fourth quarter ended December 31, 2008	$ 1.01	$ 1.01
Third quarter ended September 30, 2008	1.01	1.01
Second quarter ended June 30, 2008	1.01	.45
First quarter, ended March 31, 2008	.75	.45

Approximate Number of Equity Security Holders

On May 12, 2011 the Company's common stock had a closing price quotation of $0.02.   As of May 12, 2011, there were approximately 54,986,200 shares issued and outstanding with 442 certificate holders of record of the Company’s common stock.

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

Selected Historical Data
December 31,
	2009	2008
Total Assets	$ ---	$ 883,871
Total Liabilities	$ 1,440,482	$ 108,543
Total Stockholders' Equity	$ (1,440,482)	$ 775,328
Net Working Capital	$ (1,440,482)	$ 775,328

Revenues	$ ---	$ ---
Operating Expenses	$ 5,181,840	$ 54,173
Net income (Loss)	$ (5,181,840)	$ (55,175)

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

Up until May 20, 2008, we provided employee placement services nationally and internationally with our immediate market in the Tampa Bay region. Permanent employment staffing, technical and functional, was our emphasis, however, temporary staff augmentation provided ancillary revenue..

On May 20, 2008, a change of control in the Company occurred.  We ceased operations as an employee placement service and are awaiting direction from the new controlling stockholders.  The targeted direction has been, since May 20, 2008, to place the shoe manufacturer, Shaka Shoes, as the operating company.

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

Sources of Revenue

Since May 20, 2008, the Company has not generated any revenue, as our business model is being developed and certain conditions are being finalized in the acquisition of the operating company.   We believe that finalization will be completed by the second half of 2011.

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

Plan of Operation (Successor Strategy)

In January 2008, the Company received an unsolicited offer to do a business combination with a shoe and apparel design and manufacturing company located in Hawaii.  The Hawaii-based company was formed in 2005 and has experienced growth throughout the United States and internationally.   In January 2009 we have assigned the operations of the Company to a sales and marketing wholesale distribution company, effected by completing a transfer of 20,000,000 shares of the Company’s common stock in exchange for the stock, subsequently assigned to the management of the sales and marketing of our designer footwear.

The plan of operation is being designed for the new business model.  In the next twelve months the Company is seeking additional capital investments and or financing for:

-

expansion of operation facilities

-

increase in sales and marketing efforts

Results of Operations

For the twelve months ended December 31, 2009 and 2008

Revenues. For the years ended December 31, 2009 and 2008 revenues were $0 and $0, respectively.  Since the business experienced a drop in opportunities, due to economic conditions, resulting in the decision to cease operations in the second quarter of 2008, no revenue was earned for 2008.

Operating Expenses. Due to limitations the Company ceased operations, until such time to initiate new operating company, therefore costs represented are professional in nature for the continued reporting and due diligence required in the assessment and merger of targeted operating company. Operation expenses were $5,181,840 and $54,173 for the years ended December 31, 2009 and 2008, respectively.  Operating expenses incurred for the majority of 2009 have been for the continued support of the entity’s reporting requirements, due diligence in the acquisition of the targeted operating company and marketing and business development planning. Included in the operating expenses for 2009 is an impairment charge for the acquisition of Shaka Shoes, the operating company, in the amount of $1,176,403.  The impairment was considered based on the value paid and the assumption of debt.  There were no operating assets, only the rights to manufacture and distribute the product.  Due to the lack of revenue, valuation considerations were challenging and although management considers the product design and rights as valuable, quantifying the valuation of these rights are impractical. Other expenses included in operating expenses are primarily professional fees for legal, accounting and consulting services.

Net Loss. The Company incurred net losses of $5,536,198 and $55,175 for the years ended December 31, 2009 and 2008, respectively.  The Company has found the current year economic environment challenging in its efforts to establish the Shaka product line and procure production, resulting in losses due to the difficulty in completing the acquisition of the target Company. The Company ceased its prior operations in the second quarter of 2008 and has not established any earned revenue through 2009 and 2008.  The Company is diligently working towards marketing and sales orders and procuring production and distribution operations.

Liquidity and Capital Resources

As of December 31, 2009, we had no cash or cash equivalents.  Liabilities at December 31, 2009 totaled $1,440,482  and consisted of $1,091,807 in accrued liabilities (payables and accrued expense) and a note payable of $348,675.

.

Upon the installation of the new operating company, the Company may seek additional capital investments for support and expansion of the new operations and its working capital needs.   To achieve this objective, the Company may sell shares of common stock.  However, completion of our operating plan is subject to attaining adequate revenue and profits. We cannot assure investors that adequate revenues or profits will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without achieving projected revenue and profit results within the next twelve months, we anticipate being able to continue with our present activities, but we may require financing to achieve our goal of profit, revenue and growth.

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

On November 13, 2008, the Company entered into an Agreement for Share Exchange with Shaka Shoes, Inc., the Hawaii company (“SHAKA”) and Lynae Gambee, Brett Walters, Trent Walters, Steve Wilmarth and Tiffany Williams, individually, the owners and shareholders of SHAKA (the “Shareholders”)

Pursuant to the terms of the Agreement, the Company shall acquire a 100% ownership interest in SHAKA from the Shareholders.  Consideration to be paid by Technology Resources, Inc. to the Shareholders shall be a total of 20,000,000 shares of its common stock (the “Exchange Shares”) in exchange for 100% of the ownership interests in SHAKA. According to the terms of the Agreement, Lynae Gambee, Brett Walters, Trent Walters, Steve Wilmarth and Tiffany Williams shall each receive 4,000,000 shares of common stock in the Company. The Exchange shall take place according to the terms of the Agreement and in accordance with applicable law.  Immediately following completion of the share exchange transaction through the issuance of the Exchange Shares, Technology Resources, Inc. shall have a total of approximately 38,930,200 shares of its common stock issued and outstanding. The Agreement will close subject to the provisions and conditions of the Agreement and the discretion of the parties.  Exchange of shares occurred on January 21, 2009.

On January 21, 2009, the original parties to in the Agreement for Share Exchange, assigned their agreement to Steve Wilmarth and a group which will make efforts to market and sell the Shaka designed footwear through distribution channels.  The share assignment was completed on May 9, 2009 pursuant to their agreement.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2009 and 2008, which are contained in this filing, the Company’s 2008 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Shaka Shoes, Inc.

(Formerly Technology Resources, Inc.)

As of December 31, 2008 and December 31, 2007

And for the Years Ended December 31, 2008, and 2007

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Shaka Shoes, Inc.

Salt Lake City, Utah

I have audited the accompanying balance sheet of Shaka Shoes, Inc. (a development stage company) as of December 31, 2009, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Shaka Shoes, Inc. as of December 31, 2008, were audited by other auditors whose report dated April 14, 2009, on those financial statements included an explanatory paragraph describing going concern issues as discussed in Note C to the financial statements.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shaka Shoes, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements the Company has suffered a loss from operations and has a stockholders’ deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado

Ronald R. Chadwick, P.C.

May 17, 2011

RONALD R. CHADWICK, P.C.

Shaka Shoes, Inc.
(Formerly Technology Resources, Inc.)
Balance Sheet

	December 31,
	2009	2008
ASSETS
Current Assets
Cash	$--	$70
Receivable, related party	--	883,722
Total current assets	--	883,792

Furniture and equipment, net of accumulated depreciation of $0 and $19,954	--	--
Investment in wholly-owned subsidiary	--	79

TOTAL ASSETS	$--	$883,871

LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$1,091,807	$48,203
Due to related parties	--	60,340
Notes Payable	348,675	--
Total current liabilities	1,440,482	108,543

Stockholders' (Deficit) Equity
Common stock, $.001 par value, 200,000,000 shares
authorized, 38,986,200 and 18,986,200 issued and outstanding	38,986	18,986
Paid in capital	3,998,648	1,018,648
Stock Subscription Receivable	--	(20,388)
Accumulated deficit	(5,478,116)	(241,918)
	(1,440,482)	775,328

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$--	$883,871
See accompanying notes to the financial statement.

Shaka Shoes, Inc.
(Formerly Technology Resources, Inc.)
Statements of Operations

	December 31,		December 31,
	2009	2008	2009	2008

Revenue	$ -	$ -	$--	$--

Operating Expenses
Consulting			710,000	--
Depreciation Expense	-	-	--	593
Office Supplies and Miscellaneous			70	1,064
Professional Fees			295,367	52,516
Stock-based payments for services 320,000		-	3,000,000	--
Impairment of assets			1,176,403	--
Total Expenses			5,181,840	54,173
Net Income (Loss) from Operations			(5,181,840)	(54,173)

Other Income (Expenses)
Interest Income (Expense)			(54,358)	(1,002)
Total Other Income (Expenses) (65,244)			(54,358)	(1,002)

Net (Loss)			$(5,236,198)	$(55,175)

Earnings per Common Share			$(0.14)	$(0.01)
Weighted Average Common Shares 38,986,200			37,887,299	17,591,508

See accompanying notes to the financial statement.

Shaka Shoes, Inc.
(Formerly Technology Resources, Inc.)
Condensed Statement of Changes in Stockholders’ Equity
For the Years Ended December 31, 2009 and 2008

	Common Stock		`	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances at January 1, 2008	15,360,000	$ 15,360	$ 115,664	$ (186,743)	$ (55,719)

Stock issued	3,626,200	3,626	902,984	--	906,610

Net Income	--	--	--	(55,175)	(55,175)

Balances at December 31, 2008	18,986,200	18,986	1,018,648	(241,918)	795,716

Stock issued for services	20,000,000	20,000	2,980,000	--	3,000,000

Net loss	--	--	--	(5,236,198)	(5,236,198)

Balances at December 31, 2009	38,986,200	38,986	3,998,648	(5,478,116)	(1,440,482)

See accompanying notes to the financial statement.

Shaka Shoes, Inc.
(Formerly Technology Resources, Inc.)
Statement of Cash Flows

	December 31,
	2009	2008
OPERATING ACTIVITIES:
Net (Loss)	$(5,236,198)	$(55,175)
Adjustments to reconcile net loss to cash used in
and provided by operating activities:
Depreciation	--	593
Impairment of assets	1,138,037	-
Stock based payments	3,000,000
Changes in:
Receivable from related party	--	(883,722)
Accounts payable and accrued expense	1,098,091	26,405
Net Cash (used in) Operating Activities	(70)	(911,899)

FINANCING ACTIVITIES:
Repayment of Line of Credit	--	(34,720)
Shareholder Loans	--	60,340
Sale of Common Stock	--	886,222
Net provided by Financing Activities	--	911,842

NET CASH (DECREASE) INCREASE FOR THE PERIOD	(70)	(57)
BEGINNING CASH	70	127
ENDING CASH AS OF DECEMBER 31, 2009 and 2008	$--	$70

Supplemental cash flow information:
Interest paid	$--	$--
Taxes paid	$--	$--

Non-cash transactions:
Notes payable assumed in acquisition	$342,554	$--
Related party debt, assumed in acquisition	$60,340	$--
Payments for equity transfer	$883,722	$--
\

See accompanying notes to the condensed financial statement.

Shaka Shoes, Inc.

(Formerly Technology Resources, Inc.)

Notes to Financial Statements

December 31, 2009 and 2008

NOTE A – ORGANIZATION AND NATURE OF BUSINESS

Background Information

Shaka Shoes, Inc., was originally incorporated on March 1, 1996 in Florida as Integrated Marketing Technology, Inc.  Its name was changed to Technology Resources, Inc., on January 1, 1997.   In 2009, a corporate action was approved by the shareholders to change the name of the Company to “Shaka Shoes, Inc.”  This name change was effective and filed with the state of Florida as of May 22, 2009.

In January 2008, the Company received an unsolicited offer to do a business combination with a shoe and apparel design and manufacturing company located in Hawaii.  The Hawaii-based company was formed in 2005 and has experienced growth throughout the United States and internationally.

In January 2009, the Hawaii-based manufacturing company assigned its rights under the offer to owners and directors to carry-out the business plan to sell, market and wholesale the designed footwear.  The completion of the assignment occurred on the transfer of 20,000,000 shares of the Company’s common stock, which were then assigned to the eventual majority holders on May 5, 2009, pursuant to the terms of their Stock Purchase Agreements.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the years ended December 31, 2009 and 2008; (b) the financial position at December 31, 2008, and (c) cash flows for the years ended December 30, 2008 and 2007, has been made.

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

Financial Instruments

Effective January 1, 2008, the Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

Accounting Standards Codification

The issuance by the FASB of the Accounting Standards CodificationTM (the “Codification”) on July 1, 2009 (effective for interim or annual reporting periods ending after September 15, 2009), changes the way that GAAP is referenced. Beginning on that date, the Codification officially became the single source of authoritative nongovernmental GAAP; however, SEC registrants must also consider rules, regulations, and interpretive guidance issued by the SEC or its staff. The change affects the way the Company refers to GAAP in financial statements and in its accounting policies. All existing standards that were used to create the Codification became superseded. Instead, references to standards consist solely of the number used in the Codification’s structural organization.

Subsequent Events

In May 2009, the FASB issued ASC Topic 855: Subsequent Events (“ASC855”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the year ended December 31, 2009, subsequent events were evaluated by the Company through the date on which the financial statements have been filed with the Securities and Exchange Commission.

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

Furniture and Equipment

Furniture and equipment is stated at cost.  Depreciation is computed using accelerated methods over the estimated useful lives of the assets (five years for furniture and equipment).  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted.  Due to the change in ownership and relocation, the Company disposed or abandoned all fixtures and equipment.  Furniture and equipment were fully depreciated as of December 31, 2008, therefore the carrying value of the equipment was $0 and no charge to expenses was recognized upon abandonment.

Revenue Recognition

The Company will be generating revenue by shipping merchandise to its customers.  Upon shipment of orders, revenue will be recognized, according to the terms of the shipping agreement, normally FOB shipping point, at which time title and risk of loss passes to the purchaser.  At that point in time the price had been determined and collectability reasonably assured and revenue is recognized.

Related Party Transactions and Loans

Shareholder loans consist of amounts advanced to the Company for the purpose of financing the cash requirements of the Company.  Related party receivables and payables have occurred for the specific purposes of transactions (target acquisition). Advances are considered demand loans and is interest bearing at a reasonably determined interest rate.  Advances are intended to be temporary, however payment is dependent on the lenders demand.

NOTE C – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the Company has a material net loss, negative cash flows from operations and an accumulated deficit.  These factors raise substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its new business plan. Based on management’s viable plan, the financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

NOTE D – DEBT

Line of Credit

The Company cancelled a $35,000 renewable line-of-credit with Wachovia Bank. The line-of-credit was secured by the personal guarantee of the company shareholders. Interest was payable monthly at a rate of 11.50% per annum. The line-of –credit was closed effective June 11, 2008.  The total unused credit line available at December 31, 2008 is $0.

Note Payable

The Company entered into a promissory note payable with an unrelated party on February 26, 2006 in the amount of $100,000 United States dollars and on September 17, 2007 in the amount of $242,554 United States dollars.  Each note was payable in Canadian dollars one year from issuance, with interest accrued at 4%.  The Company has not made payment on the note or the accrued interest.  The note is payable on demand.   The Company has recognized the change in the revaluation of the note at the exchange rate at the balance sheet and included the change, in the amount of $6,121, included in interest expense.  The amount due in United States dollars, as of December 31, 2009 is $348,675.  Accrued expenses include the accrued interest in the amount of $37,652 and amounts accrued are charged to interest expense.

Due to Related Parties

The Company has several agreement with lenders related to the Company, primarily shareholders.  There are no formal repayment agreements or terms, as the amounts have resulted from temporary loans to the Company.   Amounts are considered to be demand notes.  The Company has accrued a reasonable interest rate (6%), until such time that the debt can be formalized into promissory notes.  The amount due to related parties was $0 and $60,340 for the years ended December 31, 2009 and 2008, respectively.

NOTE E - INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes, if and when applicable, related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting.  The company fully utilized all available net operating losses at December 31, 2007.   The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from operating losses since 2008 and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

	2009	2008
Current Provision (Benefit):
Federal	$ (1,780,300)	$ (18,800)
State, net of federal benefit	(188,500)	(2,000)
Total	(1,968,800)	(20,800)
Valuation Allowance	1,968,800	20,800
Net Current Provision (Benefit)	$ -	$ -

Deferred Tax Asset:
Net Operating Loss	$ 1,547,300	$ 20,800
Goodwill	442,400
Deferred Tax Asset	1,989,700	20,800
Valuation Allowance	(1,989,700)	(20,800)
Net Deferred Tax Asset	$ -	$ -

The Company has recorded a 100% valuation allowance against the net deferred tax asset at December 31, 2009 and 2008 due to the uncertainty of its ultimate realization. As time passes, management will be able to better assess the amount of tax benefit it will realize from using the net deferred tax asset resulting from the loss carry forwards. At December 31, 2009, the Company has available unused federal net operating losses of approximately $4,115,000 that may be used against future taxable income and if not utilized, will expire between 2028 and the end of 2029.

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-04, Accounting for Redeemable Equity Instruments — Amendment to Section 480-10-S99. This ASU represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” The adoption of ASU 2009-04 will not have a material impact on our financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, to provide guidance on the fair value measurement of liabilities. The adoption of ASU 2009-05 is not expected to have a material impact on our financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. This Accounting Standards

Update provides additional implementation guidance on accounting for uncertainty in income taxes and eliminates the disclosures required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The adoption of ASU 2009-06 will not have material impact on our financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-08, Earnings Per Share Amendments to Section 260-10-S99. This Codification Update represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of ASU 2009-08 will not have material impact on our financial statements

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures > Overall, to provide guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The adoption of ASU 2009-12 will not have material impact on our financial statements.

NOTE H – EQUITY TRANSACTIONS

Completion of Disposition of Assets and Change of Control

On May 20, 2008, the Company’s majority shareholders, Emily Lee and William S. Lee, completed the transaction set forth in the Majority Stock Purchase Agreement entered into on January 4, 2008 with certain Majority Purchasers, related parties to the Hawaii-based manufacturing company.  Pursuant to the terms of the Majority Stock Purchase Agreement, the Majority Purchasers have transferred to Emily and William S. Lee a total consideration of $422,360 to purchase an aggregate of 7,940,000 shares personally owned by Emily and William S. Lee.  A change of control of the Company has occurred.  51.69% of the issued and outstanding shares of the Company have been transferred at an average purchase price of $.053 per share.  Pursuant to the transactions completed by the Stock Purchase Agreement above, there has been a change of control in the Company.

In January 21, 2009, the Company completed a transfer of 20,000,000 shares of its common stock in exchange for services related to the due diligence of the Hawaii-based company.  Shares were issued for prior services, therefore the value of those shares were expensed for the year ended December 31, 2009.   Shares were valued at the fair market value of the stock at the date of issuance.

NOTE I – RELATED PARTY TRANSACTIONS

In 2008, the Company advanced funds totaling $883,722 to Shaka Shoes, Inc. (“Shaka”), an entity related by common interests.  The advanced funds are of a short-term and temporary in nature.  In 2009, the receivable and the stated value of other assumed liabilities, normally includable as capitalized goodwill, was impaired in the amount of $1,138,037.

The Company borrowed $60,340 from the prior controlling shareholders of the Company for working capital purposes as of December 31, 2008.  The Company is accrued interest at 6% for the year ended December 31, 2009 and 2008, included in accrued liabilities, as the debt to the prior shareholder is considered an informal demand note with no repayment terms.  In 2009 this amount was off-set against amounts included in the impairment of its assets.

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

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 9, 2010 the Company filed, on Form 8-K notice of change in our principal auditor.  There have been no disagreements with our successor or predecessor auditor regarding accounting and financial disclosure.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures ~~.~~

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the fiscal year ending December 31, 2009, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that its disclosure controls and procedures were not effective as of December 31, 2009 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in this annual report on Form 10-K has been recorded, processed, summarized and reported accurately.  Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources.   While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act.

With respect to the fiscal year ending December 31, 2009, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal controls over financial reporting, and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our evaluation regarding the fiscal year ending December 31, 2009, the Company’s management, including its Chief Executive Officer, has concluded that its internal controls over financial reporting were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in this Annual Report on Form 10-K has been recorded, processed, summarized and reported accurately.  Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources.   While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

All internal control systems, no matter how well designed, have inherent limitations including the possibility of human error and the circumvention or overriding of controls. Further, because of changes in conditions, the effectiveness of internal controls may vary over time. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even those systems determined to be effective can provide us only with reasonable assurance with respect to financial statement preparation and presentation.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages as of December 31, 2008 is as follows:

NAME	AGE	POSITION
Steve Wilmarth	46	Chief Executive Officer and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Mr. Wilmarth, age 46, graduated from the University of Phoenix with a Bachelor of Science in Business Administration and minor in Marketing.  Following his graduation from college, Mr. Wilmarth attended Westminster College where he graduated with a Master’s in Business Administration.  From 1984-1994, Mr. Wilmarth worked at US West/Quest Dex Yellow Pages where he worked as a Sales Account Manager.  From 1995-2003, Mr. Wilmarth worked at Yahoo Concepts as a Partner/Sales Consultant in the Operations and Marketing Divisions.  From 2003-present, Mr. Wilmarth has worked at Parker International, Inc. as the Vice President of Import Sales and Operations where he has been responsible for the operations and sales of multiple import businesses

Term of Office

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

ITEM 11.     EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of our Officers and the most highly compensated employees who served at the end of the fiscal year December 31, 2009 and whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2008 for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."  There has been no compensation paid to any officer, director or other employee for the year ended December 31, 2009 except as listed below.

SUMMARY COMPENSATION TABLE

Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Steve Wilmarth Chief Executive Officer	2009 2008 2007	$ 15,000 $ - $ -	$ 60,000 - -	- - -	- - -	- - -	- - -	- - -	$ - $ - $ -

The stock awards set forth on this table were issued for services rendered to the Company by the Mr. Wilmarth. This dollar estimate is based on the fair market value at the date of grant at the close of business in accordance with ASC 718-20 (formerly SFAS No. 123R, Share-Based Payment).

Additional Compensation of Directors

All of our directors are unpaid. Compensation for the future will be determined when and if additional funding is obtained.

Board of Directors and Committees

Currently, our Board of Directors consists of Steve Wilmarth.  We are actively seeking additional board members with industry experience.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of April 8, 2010, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Steven Wilmarth 190 East 2100 North Centerville, Utah 84014	1,972,500	3.66%

Common Stock	Deveney Ann Walters 77-6360 Halawai Place Kailua-Kona, HI 96740	1,972,500	3.66%

Common Stock	Clifton Trent Walters 77-6360 Halawai Place Kailua-Kona, HI 96740	4,000,000	7.437%
Common Stock	Zachary L. Evans	26,000,000	48.339%

The percent of class is based on 53,786,200 shares of common stock issued and outstanding as of April 11, 2010.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company has had limited need for use of office space or equipment.  Any use of office space or equipment supplied by related parties has, thus far, been immaterial.

There have been no other material related party transactions.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Randall N. Drake, CPA, PA and Hawkins Accounting for professional services rendered for the audit of the Company’s financial statements for the fiscal years ended December 31, 2009 and 2008, for the review of the Company’s financial statements for the periods ended March 31, 2009, June 30, 2009, and September 30, 2009.   Audit fees were $6,500 and $15,000 for the years ended December 31, 2009 and 2008, respectively.

Audit Related Fees

For our fiscal years ended December 31, 2009 and 2008 we did not incur any audit related fees.

Tax Fees

For our fiscal years ended December 31, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2009 and 2008.

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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits and Reports of Form 8-K.

01/27/2009	Item 5.02	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
05/05/2009	Item 1.01 Item 2.01 Item 5.01	Entry Into a Material Definitive Agreement Completion of Acquisition or Disposition of Assets Change in Control of the Registrant
10/01/2009	Item 5.02	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
04/12/2010	Item 4.01	Changes in Registrant’s Certifying Accountant

Exhibit Number	Exhibit Title

31.1	Certification of James Scott pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of James Scott, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of James Scott pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of James Scott, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Shaka Shoes, Inc.

	By:	/s/ James Scott
James Scott
Chief Executive Officer

Dated:	June 7, 2011

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date
/s/ James Scott James Scott	Chief Executive Officer	June 7, 2011
/s/ James Scott James Scott	Chief Financial Officer	June 7, 2011