Form 10-Q
period 2010-03-31
SHAKA SHOES, INC.
filed 2011-06-30
CIK 1176231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of  June 10, 2011, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	77,095,200

Transitional Small Business Disclosure Format (Check One): Yes ☐  No ☑

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Financial Statements

Shaka Shoes, Inc.

As of March 31, 2010 (unaudited) and December 31, 2009

And for the Three Months Ended March 31, 2010 (unaudited) and 2009 (unaudited)

Contents

Condensed Financial Statements:

Condensed Balance Sheets, March 31, 2010 (unaudited) and December 31, 2009 (audited)	4
Condensed Statements of Operation, March 31, 2010 and 2009 (unaudited)	5
Condensed Statements of Cash Flows, March 31, 2010 and 2009 (unaudited)	6
Notes to Condensed Financial Statements, March 31, 2010 and 2009 (unaudited)	7-9

Shaka Shoes, Inc.

(Formerly Technology Resources, Inc.)

Condensed Balance Sheet

	March 31,	December, 31
	2010	2009

ASSETS
Current Assets
Total current assets	$ -	$ -
TOTAL ASSETS	$ -	$ -

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$ 515,185	$ 1,091,807
Notes Payable	708,984	348,675
Total current liabilities	1,224,169	1,440,482

Stockholders' Deficit
Common stock, $.001 par value, 200,000,000 shares authorized, 53,786,000 and 38,986,000 issued and outstanding	53,786	38,986
Paid in capital	4,407,848	3,998,648
Accumulated deficit	(5,685,803)	(5,478,116)
Total stockholders' deficit	(1,224,169)	(1,440,482)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

See accompanying notes to the condensed financial statement

Shaka Shoes, Inc.

(Formerly Technology Resources, Inc.)

 Condensed Statement of Operations

	March 31,
	2010	2009

Revenue	$ -	$ -

Operating Expenses
Consulting	60,000	-
Professional Fees	30,000	20,750
Stock-based payments for service	104,000	-
Total Expenses	194,000	20,750
Net Income (Loss) from Operations	(194,000)	(20,750)

Other Income (Expenses)
Interest Income (Expense)	(13,687)	-
Total Other Income (Expenses)	(13,687)	-

Net Income (Loss)	$ (207,687)	$ (20,750)

Earnings per Common Share	$ (0.01)	$ (0.01)
Weighted Average Common Shares	45,646,874	34,319,533

See accompanying notes to the condensed financial statement

Shaka Shoes, Inc.

(Formerly Technology Resources, Inc.)

Condensed Statement of Cash Flows

	March 31,
	2010	2009
OPERATING ACTIVITIES:
Net (Loss) Income	$ (207,687)	$ (20,750)
Adjustments to reconcile net loss to cash used in and provided by operating activities:
Stock based payment for services	104,000	-
Change in foreign exchange rates	10,309	-
Changes in:
Accounts payable and accrued expense	93,378	20,750
Net Cash provided by (used in) Operating Activities	-	-

INVESTMENT ACTIVITIES:
Net Cash provided by (used in) Investing Activities	-	-

FINANCING ACTIVITIES:
Net provided by (used in) Financing Activities	-	-

NET CASH (DECREASE) INCREASE FOR THE PERIOD	-	-
BEGINNING CASH	-	70

ENDING CASH AS OF MARCH 31, 2010 and 2009	$ -	$ 70

Supplemental cash flow information:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

Non-cash transactions:
Settlement of accounts payable; shares issued	$ 320,000	$ -
Settlement of accounts payable; promissory note issued	$ 350,000	$ -

See accompanying notes to the condensed financial statement

Shaka Shoes, Inc.

(previously Technology Resources, Inc.)

Notes to Condensed Financial Statements

(Unaudited)

NOTE A – BACKGROUND INFORMATION

Shaka Shoes, Inc., formerly Technology Resources, Inc. was incorporated in Florida on March 1, 1996, as Integrated Marketing Technology, Inc. Its name was changed to Technology Resources, Inc., on January 1, 1997.

In January 2008, the Company received an unsolicited offer to do a business combination with Shaka Shoes, Inc. (SHAKA), a shoe and apparel design and manufacturing company located in Hawaii. The Hawaii-based company was formed in 2005 and has experienced growth throughout the United States and internationally. The business combination was completed in January 2009 with the transfer of 20,000,0000 shares of the Company’s common stock in exchange for the stock of the Hawaii-based company, at which time a corporate action was approved by the shareholders to change the name of the Company to “Shaka Shoes, Inc.”.

On May 5, 2009, several of the Company’s majority shareholders entered into certain separate Stock Purchase Agreements with certain purchasers. Pursuant to the terms of the Stock Purchase Agreements, the Purchasers have transferred to the Shareholders total consideration of $5,040.68 to purchase an aggregate of 21,916,000 shares. A change of control of the Company occurred, and it was determined that the Company would continue its shoe manufacturing and marketing business.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month periods ended March 31, 2010 and 2009; (b) the financial position at March 31, 2010, and (c) cash flows for the three month periods ended March 31, 2010 and 2009, have been made.

The unaudited condensed financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements for the years ended December 31, 2009 and notes thereto in the Company’s annual report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire year.

Certain reclassifications may have been made to prior reported amounts.  These reclassifications were made for the purpose of comparability to the current information presented and any reclassifications are considered immaterial.

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

Financial Instruments

Effective January 1, 2008, the Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements; establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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

Related Party Transactions and Loans

Shareholder loans consist of amounts advanced to the Company for the purpose of financing the cash requirements of the Company. Related party receivables and payables have occurred for the specific purposes of transactions (target acquisition). Advances are considered demand loans and is interest bearing at a reasonably determined interest rate. Advances are intended to be temporary; however payment is dependent on the lenders demand.

NOTE C – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the Company has a history of material net losses, negative cash flows from operations and an accumulated deficit. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its new business plan. Based on management’s viable plan, the financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

NOTE D – DEBT

Note Payable

The Company entered into a promissory note payable with an unrelated party on February 26, 2006 in the amount of $100,000 United States dollars and on September 17, 2007 in the amount of $242,554 United States dollars. Each note was payable in Canadian dollars one year from issuance, with interest accrued at 4%. The Company has not made payment on the note or the accrued interest. The note is payable on demand.  The Company has recognized the change in the revaluation of the note at the exchange rate at the balance sheet date and included the change, in the amount of $10,309 as an expense.  The amount due in United States dollars, as of March 31, 2010 is $358,984.  Accrued expenses include the accrued interest in the amount of $41,030 and amounts accrued are charged to interest expense.

On March 31, 2010 the Company entered into a promissory note payable, non-interest bearing and payable upon demand, for prior services rendered and recorded in accounts payable.  The Note was in the amount of $350,000.

NOTE E - INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the condensed financial statements and consist of taxes currently due plus deferred taxes, if and when applicable, related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting. Any deferred taxes would represent the future tax return consequences of those differences, which will either be taxable when the assets and liabilities are recovered or settled. The company fully allowed for any deferred tax assets available based on the net operating losses at December 31, 2009.

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

NOTE G – RECENT ACCOUNTING PRONOUNCEMENTS

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future consolidated financial statements.

NOTE H – RELATED PARTY TRANSACTIONS

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

Business Sources of Revenue

Shaka Shoes, Inc. is currently developing strategic sourcing options for the production and manufacturing of our product line. We are currently marketing our product samples to large distributor operations and retailers.

We anticipate that when we secure orders we will be able to drop ship our product from our production source.

Economic and Industry Wide Factors Relevant to our Company

During economic slow-down it was anticipated that there would be a slow-down in securing orders and market penetration, as well as attaining proper financing to develop our product sales.

Opportunity for Growth

Our objective was to be a leading provider of low cost, fashionable casual footwear. The casual footwear market is a multi-billion dollar market and we believe our product line will attain a substantial market share.

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

Material Risks, Trends and Uncertainties Affecting our Business

The revenue growth and profitability of our business depended on the overall market demand for casual footwear. However, if we failed to quickly expand our market share in the public sector, our financial status would be adversely affected.

Operating Results for Three Months Ended March 31, 2010 (unaudited) Compared to March 31, 2009 (Unaudited)

Revenues.  For the three months ended March 31, 2010 and 2009, revenues were $0 for all periods.  There has been no revenue generated during the periods presented, since the business is in process of securing production of our product line in the Orient. The Company, under new control, is in process of implementing a new business plan of production and generating revenue.

Operating Expenses.  Operating expenses were $194,000 and $20,750 for the three months ending March 31, 2010 and 2009, respectively. These expenses are primarily professional and consulting fees for management consultation on business plan and development and legal and accounting services associated with the public entity filings.

Net Income.  Income before taxes for the three months ended March 31, 2010 and 2009 was a loss of $207,687 and $20,750, respectively. No revenue was generated for the periods presented. The losses presented were primarily due to costs incurred for public filing requirements, as management is seeking to implement new business operating plan.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $0.  Liabilities at March 31, 2010 totaled $1,224,169 and consisted of $865,185 in Accounts Payable and Accrued Expenses and $358,984 in loans and advances, primarily from related parties.

Cash flows have been minimally affected through the business, as the current expense payments are being deferred, increasing payables. Net cash used in operations was $0 and $0 for the three months ending March 31, 2010 and 2009, respectively. There have been no investing activities during the three month period ended March 31, 2010 and 2009, respectively.

The Company is actively seeking new investors to help new management implement their plan as a manufacturer of footwear. Current costs incurred are anticipated to be paid through any capital raised or through loans from shareholders.

Inflation

Inflation does not materially affect our business or the results of our operations.

Subsequent Events

None

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

The company has limited resources and as a result, a material weakness in financial reporting currently exists.

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

The Company’s management confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There is no pending litigation by or against us.

ITEM 2.  UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  REMOVED AND RESERVED

Not applicable

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

Item 5.02	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Exhibits

Exhibit Number		Description
2.1		Share Exchange Agreement
3.1	*	Amended and Restated Articles of Incorporation
3.2	*	By-Laws
3.3	*	Original Articles of Incorporation
3.4	*	Amended Articles of Incorporation
10.1	*	Affinion Agreement
10.2	*	Agent Logic Contract
10.3	*	Booz Allen Hamilton Agreement
10.4	*	Knightsbridge Contract
10.5	*	Pacific Crest Agreement
10.6	*	Pacific Crest Addendum
10.7	*	Macro Solutions Agreement
10.8	*	Macro Solutions Addendum
10.9	*	Maki & Co. Agreement
10.10	*	White Agreement
10.11	*	Wachovia Line of Credit Agreement
31.1		Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	Form Letter to Selling Security Holders
99.2	** *	Blank Fee Split Agreement
*		Previously filed as an exhibit to the Registration Statement on Form SB-2 of Technology Resources, Inc. that became effective June 26, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHAKA SHOES, INC.

Dated: June 30, 2011	/s/ James Scott
Name: James Scott Title: CEO and Director