Form 10-Q
period 2010-06-30
SHAKA SHOES, INC.
filed 2011-06-30
CIK 1176231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Financial Statements

Shaka Shoes, Inc.

As of June 30, 2010 (unaudited) and December 31, 2009

And for the Three and Six Months Ended June 30, 2010 (unaudited) and 2009 (unaudited)

Contents

Condensed Financial Statements:

Condensed Balance Sheets, June 30, 2010 (unaudited) and December 31, 2009 (audited)	4
Condensed Statements of Operation, June 30, 2010 and 2009 (unaudited)	5
Condensed Statements of Cash Flows, June 30, 2010 and 2009 (unaudited)	6
Notes to Condensed Financial Statements, June 30, 2010 and 2009 (unaudited)	7-9

Shaka Shoes, Inc.
(Formerly Technology Resources, Inc.)
Condensed Balance Sheet

	June 30,	December, 31
	2010	2009

ASSETS
Current Assets
Total current assets	$ -	$ -

TOTAL ASSETS	$ -	$ -

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$ 578,602	$ 1,091,807
Notes Payable	730,130	348,675
Total current liabilities	1,308,732	1,440,482

Stockholders' Deficit
Common stock, $.001 par value, 200,000,000 shares authorized
55,595,000 and 38,986,000 issued and outstanding	55,595	38,986
Paid in capital	4,641,209	3,998,648
Accumulated deficit	(6,005,536)	(5,478,116)
Total stockholders’ deficit	(1,308,732)	(1,440,482)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

See accompanying notes to the condensed financial statement.

Shaka Shoes, Inc.
(Formerly Technology Resources, Inc.)
Condensed Statement of Operations

	Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$ -	$ -	$ -	$ -

Operating Expenses
Consulting	60,000	-	120,000	-
Professional fees	30,000	5,600	60,000	26,350
Stock-based payments for services	235,170	-	339,170	-
Total Expenses	325,170	5,600	519,170	26,350
Net Income (Loss) from Operations	(325,170)	(5,600)	(519,170)	(26,350)

Other Income (Expenses)
Interest	(3,417)	-	(6,795)	-
Currency translation	8,854	-	(1,455)	-
Total Other Income (Expenses)	5,437	-	(8,250)	-

Net Income (Loss)	$ (319,733)	$ (5,600)	$ (527,420)	$ (26,350)

Earnings per Common Share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.01)
Weighted Average Common Shares	55,072,600	38,986,200	50,404,956	36,763,978

See accompanying notes to the condensed financial statement.

Shaka Shoes, Inc.
(Formerly Technology Resources, Inc.)
Condensed Statement of Cash Flows

	June 30,
	2010	2009
OPERATING ACTIVITIES:
Net (Loss) Income	$ (527,420)	$ (26,350)
Adjustments to reconcile net loss to cash used in
and provided by operating activities:
Change in foreign currency	1,455	-
Stock-based payments	339,170	-
Changes in:
Accounts payable and accrued expense	186,795	26,350
Net Cash provided by (used in) Operating Activities	-	-

INVESTMENT ACTIVITIES:
Net Cash provided by (used in) Investing Activities	-	-

FINANCING ACTIVITIES:
Net provided by (used in) Financing Activities	-	-

NET CASH (DECREASE) INCREASE FOR THE PERIOD	-	-
BEGINNING CASH	-	70
ENDING CASH AS OF JUNE 30, 2010 and 2009	$ -	$ 70

Supplemental cash flow information:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

Non-cash transactions:
Settlement of accounts payable; shares issued	$ 320,000	$ -
Settlement of accounts payable; promissory note issued	$ 380,000	$ -

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

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month periods ended June 30, 2010 and 2009; (b) the financial position at June 30, 2010, and (c) cash flows for the six month periods ended June 30, 2010 and 2009, have been made.

The unaudited condensed financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements for the years ended December 31, 2009 and notes thereto in the Company’s annual report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission. Operating results for the three months and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire year.

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

NOTE D – DEBT

Note Payable

The Company entered into a promissory note payable with an unrelated party on February 26, 2006 in the amount of $100,000 United States dollars and on September 17, 2007 in the amount of $242,554 United States dollars. Each note was payable in Canadian dollars one year from issuance, with interest accrued at 4%. The Company has not made payment on the note or the accrued interest. The note is payable on demand. The Company has recognized the change in the revaluation of the note at the exchange rate at the balance sheet date and included the change, in the amount of $1,455 as an expense. The amount due in United States dollars, as of June 30, 2010 is $350,130. Accrued expenses include the accrued interest in the amount of $44,447 and amounts accrued are charged to interest expense.

On March 31, 2010 the Company entered into a promissory note payable, non-interest bearing and payable upon demand, for prior services rendered and recorded in accounts payable.  The Note was in the amount of $350,000.   On June 30, 2010 the Company converted an additional $30,000 under the same conditions of the original note.  Total promissory notes payable on demand were $380,000 as of June 30, 2010.

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

Operating Results for Three and Six Months Ended June 30, 2010 (unaudited) Compared to June 30, 2009 (Unaudited)

Revenues.  For the three and six months ended June 30, 2010 and 2009, revenues were $0 for all periods.  There has been no revenue generated during the periods presented, since the business is in process of securing production of our product line in the Orient. The Company, under new control, is in process of implementing a new business plan of production and generating revenue.

Operating Expenses.  Operating expenses were $325,170, $519,170, $5,600, and $26,350 for the three and six months ending June 30, 2010 and 2009, respectively. These expenses are primarily professional and consulting fees for management consultation on business plan and development and legal and accounting services associated with the public entity filings.

Net Income.  Income before taxes for the three and six months ended June 30, 2010 and 2009 was a loss of $319,733, $5,600, $527,420, and $26,350, respectively. No revenue was generated for the periods presented. The losses presented were primarily due to costs incurred for public filing requirements, as management is seeking to implement new business operating plan.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $0.  Liabilities at June 30, 2010 totaled $1,308,732 and consisted of $958,602 in Accounts Payable and Accrued Expenses and $350,130 in loans and advances, primarily from related parties.

Cash flows have been minimally affected through the business, as the current expense payments are being deferred, increasing payables. Net cash used in operations was $0 and $0 for the six months ending June 30, 2010 and 2009, respectively. There have been no investing activities during the six month period ended June 30, 2010 and 2009, respectively.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

The company has limited resources and as a result, a material weakness in financial reporting currently exists.

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

The Company’s management confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There is no pending litigation by or against us.

ITEM 2.  UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  [REMOVED AND RESERVED]

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