Form 10-K
period 2010-12-31
SHAKA SHOES, INC.
filed 2011-07-19
CIK 1176231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐(Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2010: $1,732,000

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 13, 2011, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	161,595,200

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes ☐  No☑

PART I

ITEM 1.  BUSINESS

Background Information

Shaka Shoes, Inc., formerly Technology Resources, Inc., was originally incorporated on March 1, 1996, in Florida as Integrated Marketing Technology, Inc.  Its name was changed to Technology Resources, Inc., on January 1, 1997.   In 2009, a corporate action was approved by the shareholders to change the name of the Company to “Shaka Shoes, Inc.”  This name change was effective and filed with the state of Florida as of May 22, 2009.

In January 2008, the Company received an unsolicited offer to do a business combination with Shaka Shoes, Inc. (SHAKA), a shoe and apparel design and manufacturing company located in Hawaii. The Hawaii-based company was formed in 2005 and has experienced growth throughout the United States and internationally. The business combination was completed in January 2009 with the transfer of 20,000,0000 shares of the Company’s common stock in exchange for the stock of the Hawaii-based company, at which time a corporate action was approved by the shareholders to change the name of the Company to “Shaka Shoes, Inc..”

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

Shaka Shoes aims to produce a top quality shoe at an entry-level price.  All products are produced using a proprietary resin, ShakaZorb, which is a break-through, impact-absorbing material that provides the ultimate in comfort and support. Unique features of ShakaZorb include: (i) anti-microbial formulation; (ii) non-marking, anti-slip soles; (iii) a softer resin, with increased density to provide improved support and comfort; (iv) orthopedic foot bed that conforms to the unique foot bed within hours of initial wear; (v) non-toxic formula.

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

On October 1, 2009, the Board of Directors of the Company accepted the resignations of Trent Walters as Chief Executive Officer and Director of the Company, Seth Gambee as Chief Financial Officer and Director of the Company, Lynae Gambee as Director of the Company, and Brett Walters as Director of the Company.  The resignations of Trent Walters, Seth Gambee, Lynae Gambee, and Brett Walters are not due to any disagreements with the Company and none of these individuals have any claims against the Company.

On October 1, 2009, the Board of Directors of the Company elected Mr. Steven R. Wilmarth to serve as the sole Director of the Company.  That same day, the Board of Directors appointed Mr. Wilmarth to serve as the Chief Executive Officer and the Chief Financial Officer.

On January 31, 2011, the Board of Directors of the Company accepted the resignation of Mr. Steve Wilmarth as Chief Executive Officer, Chief Financial Officer, Director and any and all other positions held with the Company.  The resignation of Mr. Wilmarth was not due to any disagreements with the Company and Mr. Wilmarth has no adverse claims against the Company.

On January 31, 2011, the Board of Directors of the Company appointed Mr. James Scott to serve as the sole Director of the Company.  That same day, the Board of Directors of the Company appointed Mr. James Scott as the Chief Executive Officer and Chief Financial Officer of the Company.

Mr. James Scott, age 37, graduated from Liberty University in 1997 with a BS in English literature and a minor in Asian history.  Upon graduation, Mr. Scott moved to Korea to work as an independent consultant where he assisted Korean and Chinese executives to enhance their communication skills. Since returning to the United States in 2002, Mr. Scott has been working as an independent consultant with American companies assisting with corporate structuring, scalability concepts, and strategic alliance.

The Company has a consulting agreement with Diamond Conversions, Inc., Chienn Consulting, and Vincent Rees for consulting services through which the Company pays each $10,000 per month for their consulting services.  Additionally, the Company has a consulting agreement with Hampton Growth Resources for $7,500 per month.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.      PROPERTIES

Our principal executive offices are located at 2507 South 300 West, Salt Lake City, Utah 84115. Our phone number is (801) 467-4439.  The Company has had limited need for use of office space or equipment during the current period.  Any use of office space or equipment supplied by the shareholders or parties related to the shareholders has, thus far, been immaterial.

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

	High	Low
Fiscal Year 2010
Fourth quarter ended December 31, 2010	$ .01	$ .01
Third quarter ended September 30, 2010	.04	.04
Second quarter ended June 30, 2010	.05	.05
First quarter, ended March 31, 2010	.16	.05
Fiscal Year 2009
Fourth quarter ended December 31, 2009	$ .06	$ .06
Third quarter ended September 30, 2009	.06	.06
Second quarter ended June 30, 2009	.06	.06
First quarter, ended March 31, 2009	1.01	.06

Approximate Number of Equity Security Holders

On July 13, 2011 the Company's common stock had a closing price quotation of $0.009.   As of July 13, 2011, there were approximately 161,595,200 shares issued and outstanding with 452 certificate holders of record of the Company’s common stock.

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

Selected Historical Data
December 31,
	2010	2009
Total Assets	$ -	$ 904,180
Total Liabilities	$ 1,511,336	$ 108,543
Total Stockholders' Equity	$ (1,511,336)	$ 795,716
Net Working Capital	$ (1,511,336)	$ 795,637

Revenues	$ -	$ -
Operating Expenses	$ 699,170	$ 55,175
Net income (Loss)	$ (730,024)	$ (55,175)

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

Plan of Operation (Successor Strategy)

In January 2008, the Company received an unsolicited offer to do a business combination with a shoe and apparel design and manufacturing company located in Hawaii.  The Hawaii-based company was formed in 2005 and has experienced growth throughout the United States and internationally.  In January 2009 we have assigned the operations of the Company to a sales and marketing wholesale distribution company, affected by completing a transfer of 20,000,000 shares of the Company’s common stock in exchange for the stock, subsequently assigned to the management of the sales and marketing of our designer footwear.

The plan of operation is being designed for the new business model.  In the next twelve months the Company is seeking additional capital investments and or financing for:

-

expansion of operation facilities

-

increase in sales and marketing efforts

Results of Operations

For the twelve months ended December 31, 2010 and 2009

Revenues. For the years ended December 31, 2010 and 2009 revenues were $0 and $0, respectively.  Since the business experienced a drop in opportunities, due to economic conditions, resulting in the decision to cease operations in the second quarter of 2008, no revenue was earned for 2008.

Operating Expenses. Due to limitations the Company ceased operations, until such time to initiate new operating company, therefore costs represented are professional in nature for the continued reporting and due diligence required in the assessment and merger of targeted operating company.  Operating expenses were $1,877,375 and $5,181,840 for the years ended December 31, 2010 and 2009, respectively.  Operating expenses incurred for the majority of 2010 have been for the continued support of the entity’s reporting requirements, due diligence in the acquisition of the targeted operating company and marketing and business development planning. Included in the operating expenses for 2009 is an impairment charge for the acquisition of Shaka Shoes, the operating company, in the amount of $1,176,403.  The impairment was considered based on the value paid and the assumption of debt.  There were no operating assets, only the rights to manufacture and distribute the product.  Due to the lack of revenue, valuation considerations were challenging and although management considers the product design and rights as valuable, quantifying the valuation of these rights are impractical. Other expenses included in operating expenses are primarily professional fees for legal, accounting and consulting services.

Net Loss. The Company incurred net losses of $1,908,229 and $5,236,198 for the years ended December 31, 2010 and 2009, respectively.  The Company has found the current year economic environment challenging in its efforts to establish the Shaka product line and procure production, resulting in losses due to the difficulty in completing the acquisition of the target Company. The Company ceased its prior operations in the second quarter of 2008 and has not established any earned revenue through 2010 and 2009.  The Company is diligently working towards marketing and sales orders and procuring production and distribution operations.

Liquidity and Capital Resources

As of December 31, 2010, we had no cash or cash equivalents.  Liabilities at December 31, 2010 totaled $1,602,586 and consisted of $356,759 in accrued liabilities (payables and accrued expense) and a note payable of $1,245,827.

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

Subsequent Events

Business Combination and Share Exchange Agreement

The Company received an unsolicited offer to do a business combination with a Hawaii-based manufacturing firm, related party to the Majority Purchasers in the latter part of 2007.  On November 13, 2008, the Company entered into an Agreement for Share Exchange with Shaka Shoes, Inc., the Hawaii company (“SHAKA”) and Lynae Gambee, Brett Walters, Trent Walters, Steve Wilmarth and Tiffany Williams, individually, the owners and shareholders of SHAKA (the “Shareholders”)

Pursuant to the terms of the Agreement, the Company shall acquire a 100% ownership interest in SHAKA from the Shareholders.  Consideration to be paid by Technology Resources, Inc. to the Shareholders shall be a total of 20,000,000 shares of its common stock (the “Exchange Shares”) in exchange for 100% of the ownership interests in SHAKA. According to the terms of the Agreement, Lynae Gambee, Brett Walters, Trent Walters, Steve Wilmarth and Tiffany Williams shall each receive 4,000,000 shares of common stock in the Company. The Exchange shall take place according to the terms of the Agreement and in accordance with applicable law.  Immediately following completion of the share exchange transaction through the issuance of the Exchange Shares, Technology Resources, Inc. shall have a total of approximately 38,930,200 shares of its common stock issued and outstanding. The Agreement will close subject to the provisions and conditions of the Agreement and the discretion of the parties.  Exchange of shares occurred on January 21, 2009.

On January 21, 2009, the original parties to in the Agreement for Share Exchange, assigned their agreement to Steve Wilmarth and a group which will make efforts to market and sell the Shaka designed footwear through distribution channels.  The share assignment was completed on May 9, 2009 pursuant to their agreement.

On January 31, 2011, James Scott, through a series of Stock Purchase Agreements acquired 100% ownership in the Company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2010 and 2009, which are contained in this filing, the Company’s 2010 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Shaka Shoes, Inc.

As of December 31, 2010 and December 31, 2009

And for the Years Ended December 31, 2010, and 2009

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Shaka Shoes, Inc.
Salt Lake City, Utah

I have audited the accompanying balance sheets of Shaka Shoes, Inc. as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shaka Shoes, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements the Company has suffered a loss from operations and has a stockholders' deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                                                           Ronald R. Chadwick, P.C.
July 12, 2011                                                                 RONALD R. CHADWICK, P.C.

Shaka Shoes, Inc.

Balance Sheets

	December 31,	December 31,
	2010	2009
ASSETS
TOTAL ASSETS	$ -	$ -

LIABILITIES & STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$ 356,759	$ 1,091,807
Notes Payable	1,245,827	348,675
Total current liabilities	1,602,586	1,440,482
Stockholders' Deficit
Common stock, $.001 par value, 200,000,000 shares authorized,
55,595,200 and 38,986,000 issued and outstanding	55,595	38,986
Paid in capital	5,728,164	3,998,648
Accumulated deficit	(7,386,345)	(5,478,116)
Total stockholders’ deficit	(1,602,586)	(1,440,482)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

See accompanying notes to the financial statement

Shaka Shoes, Inc.

Statements of Operations

	For the Year Ended December 31,
	2010	2009

Revenue	$ -	$ -

Operating Expenses
Consulting	321,250	710,000
Office Supplies and Miscellaneous	-	70
Professional Fees	130,000	295,367
Stock-based payments for services	1,426,125	3,000,000
Impairment of assets	-	1,176,403
Total Expenses	1,877,375	5,181,840
Net Income (Loss) from Operations	(1,877,375)	(5,181,840)

Other Income (Expenses)
Interest Income (Expense)	(13,702)	(48,237)
Currency translation	(17,152)	(6,121)
Total Other Income (Expenses)	(30,854)	(54,358)

Net Income (Loss)	$ (1,908,229)	$ (5,236,198)

Earnings per Common Share	$ (0.05)	$ (0.14)
Weighted Average Common Shares	53,208,596	37,887,299

See accompanying notes to the financial statement

Shaka Shoes, Inc.
Statements of Changes in Stockholders’ Deficit
For the Years Ended December 31, 2010 and 2009

	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balances at January 1, 2009	18,986,200	$ 18,986	$ 1,018,648	$ (241,918)	$ 795,716

Stock issued for services	20,000,000	20,000	2,980,000	--	3,000,000

Net Income	--	--	--	(5,236,198)	(5,236,198)

Balances at December 31, 2009	38,986,200	38,986	3,998,648	(5,478,116)	(1,440,482)

Stock issued for prior services, previously accrued	4,000,000	4,000	316,000	--	320,000

Shares issued for service	1,809,000	1,809	224,316	--	226,125

Net loss	--	--	--	(1,908,229)	(1,908,229)

Balances at December 31, 2010	55,595,200	$ 55,595	$ 5,728,164	$ (7,386,345)	$ (1,602,586)

See accompanying notes to the financial statement.

Shaka Shoes, Inc.
Statements of Cash Flows

	December 31,
	2010	2009
OPERATING ACTIVITIES:
Net (Loss)	$ (1,908,229)	$ (5,236,198)
Adjustments to reconcile net loss to cash used in
and provided by operating activities:
Impairment of assets	-	1,138,037
Change in foreign currency	17,152	6,121
Stock-based payments	1,426,125	3,000,000
Changes in:
Accounts payable and accrued expense	464,952	1,091,970
Net Cash provided by (used in) Operating Activities	-	(70)

INVESTMENT ACTIVITIES:
Net Cash provided by (used in) Investing Activities	-	-

FINANCING ACTIVITIES:
Net provided by (used in) Financing Activities	-	-

NET CASH (DECREASE) INCREASE FOR THE PERIOD	-	(70)
BEGINNING CASH	-	70
ENDING CASH AS OF DECEMBER 31, 2010 and 2009	$ -	$ -

Supplemental cash flow information:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

Non-cash transactions:
Settlement of accrued expenses; shares issued	$ 320,000	$ -
Settlement of accounts payable; promissory note issued	$ 880,000	$ -
Notes payable assumed in acquisition	$ -	$ 342,554
Related party debts assumed in acquisition	$ -	$ 60,340
Payments for equity transfer	$ -	$ 883,722

See accompanying notes to the financial statement.

Shaka Shoes, Inc.

Notes to Financial Statements

December 31, 2010 and 2009

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

In January 2009, the Hawaii-based manufacturing company assigned its rights under the offer to owners and directors to carry-out the business plan to sell, market and wholesale the designed footwear.  The completion of the assignment occurred on the transfer of 20,000,000 shares of the Company’s common stock, which were then assigned to the then eventual majority holders on May 5, 2009, pursuant to the terms of their Stock Purchase Agreements.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the years ended December 31, 2010 and 2009; (b) the financial position at December 31, 2010, and (c) cash flows for the years ended December 30, 2011 and 2009, has been made.

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

Financial Instruments

Effective January 1, 2008, the Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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

Subsequent Events

In May 2009, the FASB issued ASC Topic 855: Subsequent Events (“ASC855”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the year ended December 31, 2010, subsequent events were evaluated by the Company through the date on which the financial statements have been filed with the Securities and Exchange Commission.

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

Related Party Transactions and Loans

Shareholder loans consist of amounts advanced to the Company for the purpose of financing the cash requirements of the Company.  Related party receivables and payables have occurred for the specific purposes of transactions (target acquisition). Advances are considered demand loans and is interest bearing at a reasonably determined interest rate.  Advances are intended to be temporary; however, payment is dependent on the lenders demand.

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

NOTE D – DEBT

Note Payable

The Company entered into a promissory note payable with an unrelated party on February 26, 2006 in the amount of $100,000 United States dollars and on September 17, 2007 in the amount of $242,554 United States dollars.  Each note was payable in Canadian dollars one year from issuance, with interest accrued at 4%.  The Company has not made payment on the note or the accrued interest.  The note is payable on demand.   The Company has recognized the change in the revaluation of the note at the exchange rate on the balance sheet in the amount of $17,152 and $6,121 for 2010 and 2009The amount due in United States dollars, as of December 31, 2010 and 2009 is $365,827 and $348,675.  Accrued expenses include the accrued interest at end 2010 and 2009 in the amount of $51,354 and $37,652, and amounts accrued are charged to interest expense.

On March 31, 2010 the Company entered into a promissory notes payable, non-interest bearing and payable upon demand, for prior services rendered and recorded in accounts payable.  The identical notes are in the amount of $350,000 each, to two unrelated firms.   On June 30, 2010, September 30, 2010 and December 31, 2010 the Company converted an additional $30,000 each, for each quarterly period, under the same conditions of the original notes.  Total promissory notes payable on demand for this series of notes were $880,000 as of December 31, 2010.

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

	2010	2009
Current Provision (Benefit):
Federal	$ (648,800)	$ (1,780,300)
State, net of federal benefit	(68,700)	(188,500)
Total	(717,500)	(1,968,800)
Valuation Allowance	717,500	1,968,800
Net Current Provision (Benefit)	$ -	$ -

Deferred Tax Asset:
Net Operating Loss	2,686,400	1,968,900
Goodwill	-
Deferred Tax Asset	2,686,400	1,968,800
Valuation Allowance	(2,686,400)	(1,968,800)
Net Deferred Tax Asset	$ -	$ -

The Company has recorded a 100% valuation allowance against the net deferred tax asset at December 31, 2010 and 2009 due to the uncertainty of its ultimate realization.  As time passes, management will be able to better assess the amount of tax benefit it will realize from using the net deferred tax asset resulting from the loss carry forward.  At December 31, 2010, the Company has available unused federal net operating losses of approximately $5,966,222 that may be used against future taxable income and if not utilized, will expire between 2028 and the end of 2029.

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

None

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

With respect to the fiscal year ending December 31, 2010, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that its disclosure controls and procedures were not effective as of December 31, 2010 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

With respect to the fiscal year ending December 31, 2010, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal controls over financial reporting, and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon our evaluation regarding the fiscal year ending December 31, 2010, the Company’s management, including its Chief Executive Officer, has concluded that its internal controls over financial reporting were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

Management is in the process of determining how best to change our current system and implement a more effective system to ensure that information required to be disclosed in this Annual Report on Form 10-K has been recorded, processed, summarized and reported accurately.  Our management acknowledges the existence of this problem, and intends to develop procedures to address them to the extent possible given limitations in financial and manpower resources.  While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

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

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages as of December 31, 2010 is as follows:

NAME	AGE	POSITION
Steve Wilmarth	48	Chief Executive Officer and Director (prior)

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Mr. Wilmarth, age 48, graduated from the University of Phoenix with a Bachelor of Science in Business Administration and a minor in Marketing.  Following his graduation from college, Mr. Wilmarth attended Westminster College where he graduated with a Master’s in Business Administration.  From 1984-1994, Mr. Wilmarth worked at US West/Quest Dex Yellow Pages where he worked as a Sales Account Manager.  From 1995-2003, Mr. Wilmarth worked at Yahoo Concepts as a Partner/Sales Consultant in the Operations and Marketing Divisions.  From 2003-present, Mr. Wilmarth has worked at Parker International, Inc. as the Vice President of Import Sales and Operations where he has been responsible for the operations and sales of multiple import businesses.

Our executive officers and directors and their ages as of the date of this filing is as follows:

NAME	AGE	POSITION
James Scott	37	Chief Executive Officer, Chief Financial Officer, and Director (current)

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Mr. James Scott, age 37, graduated from Liberty University in 1997 with a BS in English literature and a minor in Asian history.  Upon graduation, Mr. Scott moved to Korea to work as an independent consultant where he assisted Korean and Chinese executives to enhance their communication skills. Since returning to the United States in 2002, Mr. Scott has been working as an independent consultant with American companies assisting with corporate structuring, scalability concepts, and strategic alliance.

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

ITEM 11.     EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of our Officers and the most highly compensated employees who served at the end of the fiscal year December 31, 2010 and whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2008 for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."  There has been no compensation paid to any officer, director or other employee for the year ended December 31, 2010 and 2009 except as listed below.

SUMMARY COMPENSATION TABLE

Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Steve Wilmarth Chief Executive Officer	2010 2009 2008	$ - $ 15,000 $ -	$ - $ - $ 60,000	- - -	- - -	- - -	- - -	- - -	$ - $ 15,000 $ 60,000

The stock awards set forth on this table were issued for services rendered to the Company by the Mr. Wilmarth. This dollar estimate is based on the fair market value at the date of grant at the close of business in accordance with ASC 718-20 (formerly SFAS No. 123R, Share-Based Payment).

As of the date of this filing, our current officer and director, Mr. James Scott, has not received any annual or long-term compensation in connection with the Company.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of July 13, 2011 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Ronald R. Chadwick, PC for professional services rendered for the audit of the Company’s financial statements for the fiscal years ended December 31, 2010 and 2009, for the review of the Company’s financial statements for the periods ended March 31, 2010, June 30, 2010, and September 30, 2010.   Audit fees were $12,500 and $12,500 for the years ended December 31, 2010 and 2009, respectively.

Audit Related Fees

For our fiscal years ended December 31, 2010 and 2009 we did not incur any audit related fees.

Tax Fees

For our fiscal years ended December 31, 2010 and 2009, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2010 and 2009.

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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits and Reports on Form 8-K.

01/27/2009	Item 5.02	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
05/05/2009	Item 1.01 Item 2.01 Item 5.01	Entry Into a Material Definitive Agreement Completion of Acquisition or Disposition of Assets Change in Control of the Registrant
10/01/2009	Item 5.02	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
04/12/2010	Item 4.01	Changes in Registrant’s Certifying Accountant

Exhibit Number	Exhibit Title

3.1	Articles of Incorporation of the Company
3.2	By-laws
3.3	Amended and Restated Articles of Incorporation of the Company
3.4	Amended Articles of Incorporation of the Company
31.1	Certification of James Scott, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of James Scott, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of James Scott, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of James Scott, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

All of the above listed exhibits (with the exception of exhibits 31.1, 31.2, 32.1, and 32.2 filed herewith) were filed with the Registration filed on Form SB-2 on October 2, 2002, and its associated Amendments.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Shaka Shoes, Inc.

	By:	/s/ James Scott
James Scott
Chief Executive Officer

Dated:	July 13, 2011

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date
/s/ James Scott James Scott	Chief Executive Officer	July 13, 2011
/s/ James Scott James Scott	Chief Financial Officer	July 13, 2011