Form 10-Q
period 2011-03-31
SHAKA SHOES, INC.
filed 2011-07-21
CIK 1176231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days..   Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2011, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	161,595,200

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Financial Statements

Shaka Shoes, Inc.

As of March 31, 2011 (unaudited) and December 31, 2010

And for the Three Months Ended March 31, 2011 (unaudited) and 2009 (unaudited)

Contents

Condensed Financial Statements:

Condensed Balance Sheets, March 31, 2011 (unaudited) and December 31, 2010 (audited)	4
Condensed Statements of Operation, March 31, 2011 and 2010 (unaudited)	5
Condensed Statements of Cash Flows, March 31, 2011 and 2010 (unaudited)	6
Notes to Condensed Financial Statements, March 31, 2011 and 2010 (unaudited)	7-9

Shaka Shoes, Inc.
Condensed Balance Sheet

	MAR 31, 2011	DEC 31, 2010
	(unaudited)	(audited)

ASSETS
Current Assets
Cash	$ -	$ -
Total current assets	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$ 768,887	$ 705,509
Notes Payable	827,609	805,827
Total current liabilities	1,596,496	1,511,336

Stockholders' Deficit
Common stock, $.001 par value,
200,000,000 shares authorized,
77,095,200 and 55,595,000 issued
and outstanding	77,095	55,595
Paid in capital	4,834,709	4,641,209
Accumulated deficit	(6,508,300)	(6,208,140)
Shareholders’ Deficit	(1,596,496)	(1,511,336)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

See accompanying notes to the condensed financial statement.

Shaka Shoes, Inc.
Condensed Statement of Operations
(unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

Revenue	$ -	$ -

Operating Expenses
Consulting	60,000	60,000
Professional Fees	30,000	30,000
Stock-based payments for services	193,500	104,000
Total Expenses	283,500	194,000
Net Loss from Operations	(283,500)	(194,000)

Other Income (Expenses)
Interest Expense	(3,378)	(3,378)
Currency Translation	(13,282)	(10,309)
Total Other Income (Expenses)	(16,660)	(13,687)

Net Loss	$ (300,160)	$ (207,687)

Basic and diluted earnings per common share	$ (0.01)	$ (0.01)
Weighted Average Common Shares	62,045,200	45,572,867

See accompanying notes to the condensed financial statement.

Shaka Shoes, Inc.
Condensed Statement of Cash Flows
(unaudited)

March 31,
	2011	2010
OPERATING ACTIVITIES:
Net (Loss) Income	$ (300,160)	$ (207,687)
Adjustments to reconcile net loss to cash used in
and provided by operating activities:
Change in foreign currency	13,282	10,309
Stock-based payments	193,500	104,000
Changes in:
Accounts payable and accrued expense	93,378	93,378
Net Cash provided by (used in) Operating Activities	-	-

INVESTMENT ACTIVITIES:
Net Cash provided by (used in) Investing Activities	-	-

FINANCING ACTIVITIES:
Net provided by (used in) Financing Activities	-	-

NET CASH (DECREASE) INCREASE FOR THE PERIOD	-	-
BEGINNING CASH	-	-
ENDING CASH AS OF MARCH 31, 2011 and 2010	$ -	$ -

Supplemental cash flow information:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

Non-cash transactions:
Settlement of notes; shares issued	$ 21,500	$ -
Exchange of accrued expenses; promissory note issued	$ 30,000	$ 320,000
Settlement of accrued expenses; shares issued	$ -	$ 350,000

See accompanying notes to the condensed financial statement.

Shaka Shoes, Inc.

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

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month periods ended March 31, 2011 and 2010; (b) the financial position at March 31, 2011, and (c) cash flows for the three month periods ended March 31, 2011 and 2010, have been made.

The unaudited condensed financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements for the years ended December 31, 2010 and notes thereto in the Company’s annual report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire year.

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

NOTE D – DEBT

Note Payable

The Company entered into a promissory note payable with an unrelated party on February 26, 2006 in the amount of $100,000 United States dollars and on September 17, 2007 in the amount of $242,554 United States dollars. Each note was payable in Canadian dollars one year from issuance, with interest accrued at 4%. The Company has not made payment on the note or the accrued interest. The note is payable on demand. The Company has recognized the change in the revaluation of the note at the exchange rate at the balance sheet date and included the change, in the amount of $13,282 and $10,309 as an expense for the three months ended March 31, 2011 and 2010, respectively and $36,555 cumulative change since loan inception through March 31, 2011. The amount due in United States dollars, as of March 31, 2011 and December 31, 2010 is $379,109 and $365,827, respectively. Accrued expenses include the accrued interest in the amount of $3,378 for the three months ended March 31, 2011 and $54,732 since loan inception through March 31, 2011; these amounts accrued are charged to currency translation.

On March 31, 2010 the Company entered into a promissory note payable, non-interest bearing and payable upon demand, for prior services rendered and recorded in accounts payable.  The Note was in the amount of $350,000 and additional amounts charged as consulting expense ($30,000 per quarter) have been converted to debt each quarterly period, under the same conditions of the original note.  The notes are non-interest bearing with no stated conversion options.  On February 28, 2011, $33,000 of the above notes was sold to unrelated third parties.  Upon this assignment, $21,500 was converted into 21,500,000 common shares at a Board approved conversion price of $.001

(par value).   Since the conversion price was below fair market value (the traded value of the stock), the company recognized $193,000 of stock-based payments (difference of the fair market trading price versus the conversion price).  Total promissory notes payable on demand for this series of notes were $448,500 and $440,000 as of March 31, 2011 and December 31, 2010, respectively.

NOTE E - INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the condensed financial statements and consist of taxes currently due plus deferred taxes, if and when applicable, related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting. Any deferred taxes would represent the future tax return consequences of those differences, which will either be taxable when the assets and liabilities are recovered or settled. The company fully allowed for any deferred tax assets available based on the net operating losses at December 31, 2010.

NOTE F – EARNINGS PER COMMON SHARE

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

Operating Results for Three Months Ended March 31, 2011 (unaudited) Compared to March 31, 2010 (Unaudited)

Revenues.  For the three months ended March 31, 2011 and 2010, revenues were $0 for all periods.  There has been no revenue generated during the periods presented, since the business is in process of securing production of our product line in the Orient. The Company, under new control, is in process of implementing a new business plan of production and generating revenue.

Operating Expenses.  Operating expenses were $283,500 and $194,000 for the three months ending March 31, 2011 and 2010, respectively. These expenses are primarily professional and consulting fees for management consultation on business plan and development and legal and accounting services associated with the public entity filings.  During the three months ended March 31, 2011, the company recognized $193,000 of expense for the beneficial conversion of notes into common shares at a below market valuation.  Since the origination of the notes were for prior services, the difference between face value of the notes and the fair market value of the trading stock was treated as stock based compensation.

Net Income.  Income before taxes for the three months ended March 31, 2011 and 2010 was a loss of $300,160 and $207,687, respectively. No revenue was generated for the periods presented. The losses presented were primarily due to costs incurred for public filing requirements, as management is seeking to implement new business operating plan.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $0.  Liabilities at March 31, 2011 totaled $1,5996,496 and consisted of $768,887 in accounts payable and accrued expenses and $827,609 in loans.

Cash flows have been minimally affected through the business, as the current expense payments are being deferred, increasing payables. Net cash used in operations was $0 and $0 for the three months ending March 31, 2011 and 2010, respectively. There have been no investing activities during the three month period ended March 31, 2011 and 2010, respectively.

The Company is actively seeking new investors to help new management implement their plan as a manufacturer of footwear. Current costs incurred are anticipated to be paid through any capital raised or through loans from shareholders.

Inflation

Inflation does not materially affect our business or the results of our operations.

Subsequent Events

None.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

The Company’s management confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

There is no pending litigation by or against us.

ITEM 2.  UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  REMOVED AND RESERVED

Not applicable.

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

SHAKA SHOES, INC.

Dated: July 20, 2011	/s/ James Scott
Name: James Scott Title: CEO and Director