Form 10-Q
period 2011-06-30
SHAKA SHOES, INC.
filed 2011-08-19
CIK 1176231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 15, 2011, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	161,959,200

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation or Plan of Operation 10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	12

PART II -OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Removed and Reserved	13
Item 5.	Other Information	13
Item 6.	Exhibits	14

SIGNATURES 15

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Financial Statements

Shaka Shoes, Inc.

As of June 30, 2011 (unaudited) and December 31, 2010 (audited)

And for the Three and Six Months Ended  June 30, 2011 (unaudited) and 2010 (unaudited)

Contents

Condensed Financial Statements:

Condensed Balance Sheets, June 30, 2011 (unaudited) and December 31, 2010 (audited)	4
Condensed Statements of Operation, June 30, 2011 and 2010 (unaudited)	5
Condensed Statements of Cash Flows, June 30, 2011 and 2010 (unaudited)	6
Notes to Condensed Financial Statements, June 30, 2011 and 2010 (unaudited)	7-9

Shaka Shoes, Inc.
Condensed Balance Sheet

	June 30,	December, 31
	2011	2010
	(unaudited)	(audited)

ASSETS
Current Assets
Cash	$ -	$ -
total current assets	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$ 446,204	$ 356,759
Notes Payable	1,343,822	1,245,827
total current liabilities	1,790,026	1,602,586

Stockholders' Deficit
Common stock, $.001 par value,
200,000,000 shares authorized,
161,959,200 and 55,595,000 issued
and outstanding	161,959	55,595
Paid in capital	7,050,120	5,728,164
Accumulated deficit	(9,002,105)	(7,386,345)
	(1,790,026)	(1,602,586)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$ -	$ -

See accompanying notes to the condensed financial statements.

Shaka Shoes, Inc.
Condensed Statement of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$ -	$ -	$ -	$ -

Operating Expenses
Consulting	60,000	60,000	138,750	120,000
Professional Fees	33,900	30,000	63,900	60,000
Stock-based payments for services	1,194,520	235,170	1,388,020	339,170
Total Expenses	1,288,770	325,170	1,590,670	519,170
Net Income (Loss) from Operations	(1,288,770)	(325,170)	(1,590,670)	(519,170)

Other Income (Expenses)
Interest Income (Expense)	(3,417)	(3,417)	(6,795)	(6,795)
Currency translation	(5,013)	8,854	(18,295)	(1,455)
Total Other Income (Expenses)	(8,430)	5,437	(25,090)	(8,250)

Net Income (Loss)	$ (1,296,850)	$ (319,733)	$ (1,615,760)	$ (527,420)

Earnings per Common Share	$ (0.02)	$ (0.01)	$ (0.02)	$ (0.01)
Weighted Average Common Shares	85,366,222	55,072,600	73,724,438	50,341,869

See accompanying notes to the condensed financial statements.

Shaka Shoes, Inc.
Condensed Statement of Cash Flows
(unaudited)

Six Months Ended June 30,
	2011		2010
OPERATING ACTIVITIES:
Net (Loss) Income	$ (1,615,760)		$ (527,420)
Adjustments to reconcile net loss to cash used in
and provided by operating activities:
Change in foreign currency	18,295		1,455
Stock-based payments	1,388,020		339,170
Changes in:		.
Accounts payable and accrued expense	209,445		186,795
Net Cash provided by (used in) Operating Activities	-		-

INVESTMENT ACTIVITIES:
Net Cash provided by (used in) Investing Activities	-		-

FINANCING ACTIVITIES:
Net provided by (used in) Financing Activities	-		-

NET CASH (DECREASE) INCREASE FOR THE PERIOD	-		-
BEGINNING CASH	-		-
ENDING CASH AS OF JUNE 30, 2011 and 2010	$ -		$ -

Supplemental cash flow information:
Interest paid	$ -		$ -
Taxes paid	$ -		$ -

Non-cash transactions:
Settlement of notes; shares issued	$ 40,300		$ -
Settlement of accrued expenses; promissory note issued	$ 120,000		$ 320,000
Settlement of accrued expenses; shares issued	$ -		$ 350,000

See accompanying notes to the condensed financial statements.

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

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended June 30, 2011 and 2010; (b) the financial position at June 30, 2011, and (c) cash flows for the six month periods ended June 30, 2011 and 2010, have been made.

The unaudited condensed financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements for the years ended December 31, 2010 and notes thereto in the Company’s annual report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire year.

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

Revenue Recognition

The Company will be generating revenue by shipping merchandise to its customers. Upon shipment of orders, revenue will be recognized, according to the terms of the shipping agreement, normally FOB shipping point, at which time title and risk of loss passes to the purchaser. At that point in time the price has been determined and collectability reasonably assured and revenue is recognized.

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

NOTE D – DEBT

Note Payable

The Company entered into a promissory note payable with an unrelated party on February 26, 2006 in the amount of $100,000 United States dollars and on September 17, 2007 in the amount of $242,554 United States dollars. Each note was payable in Canadian dollars one year from issuance, with interest accrued at 4%. The Company has not made payment on the note or the accrued interest. The note is payable on demand. The Company has recognized the change in the revaluation of the note at the exchange rate at the balance sheet date and included the change, in the amount of $5,013 and $18,295 as an expense for the three and six months ended June 30, 2011 , respectively and $36,555 cumulative change since loan inception through June 30, 2011. The amount due in United States dollars, as of June 30, 2011 and December 31, 2010 is $384,122 and $365,827, respectively. Accrued expenses include the accrued interest in the amount of $3,417 and $6,795 for the three and six months ended June 30, 2011 and $58,149 since loan inception through June 30, 2011; these amounts accrued are charged to currency translation.

On March 31, 2010 the Company entered into a promissory note payable, non-interest bearing and payable upon demand, for prior services rendered and recorded in accounts payable for two firms.  The identical notes are in the amount of $350,000 each and additional amounts charged as consulting expense ($30,000 per quarter for each) have been converted to debt each quarterly period, under the same conditions of the original note.  The notes are non-interest bearing with no stated conversion options.  On February 28, 2011, $33,000 of the above notes was sold to unrelated third parties.  Upon this assignment, $21,500 was converted into 21,500,000 common shares at a Board approved conversion price of $.001 (par value).   Since the conversion price was below fair market value (the traded value of the stock), the company recognized $193,500 of stock-based payments (difference of the fair market trading price versus the conversion price).  Total promissory notes payable on demand for this series of notes was $959,700 and $880,000 as of June 30, 2011 and December 31, 2010, respectively.

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

During the quarter ended June 30, 2011 the Company issued 70,000,000 shares to a individual for services.  These shares were valued in the amount of $825,800.  The same individual has purchased 31,916,000 shares from existing shareholders in a private transaction.  These transactions have resulted in a change of control to the individual.

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

General

We were incorporated in Florida on March 1, 1996, as Integrated Marketing Technology, Inc. Our name was changed to Technology Resources, Inc., on January 1, 1997 and changed again on January 28, 2009 to Shaka Shoes, Inc.

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

Operating Results for Three and Six Months Ended  June 30, 2011 (unaudited) Compared to June 30, 2010 (Unaudited)

Revenues.  For the three and six months ended June 30, 2011 and 2010, revenues were $0 for all periods.  There has been no revenue generated during the periods presented, since the business is in process of securing production of our product line in the Orient. The Company, under new control, is in process of implementing a new business plan of production and generating revenue.

Operating Expenses.  Operating expenses were $1,288,420, $325,170, $1,590,670 and $519,170 for the three and six  months ending June 30, 2011 and 2010, respectively. These expenses are primarily stock based compensation, professional and consulting fees for management consultation on business plan and development and legal and accounting services associated with the public entity filings.  During the three and six months ended June 30, 2011, the company recognized $562,220 of expense for the beneficial conversion of notes into common shares at a below market valuation.  Since the origination of the notes was for prior services, the difference between face value of the notes and the fair market value of the trading stock was treated as stock based compensation.

Net Income.  Income before taxes for the three and six months ended June 30, 2011 and 2010 were losses of $1,296,85, $319,733, $1,615,760 and $527,420, respectively. No revenue was generated for the periods presented. The losses presented were primarily due to costs incurred for public filing requirements, as management is seeking to implement new business operating plan.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of $0.  Liabilities at June 30, 2011 totaled $1,790,026 and consisted of $446,204 in accounts payable and accrued expenses and $1,343,822 in loans.

Cash flows have been minimally affected through the business, as the current expense payments are being deferred, increasing payables. Net cash used in operations was $0 and $0 for the three months ending June 30, 2011 and 2010, respectively. There have been no investing activities during the three month period ended June 30, 2011 and 2010, respectively.

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

The Company’s management confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SHAKA SHOES, INC.

Dated: August 16, 2011	/s/ James Scott
Name: James Scott Title: CEO and Director